Form 10-K
period 1996-06-30
VENTRITEX INC
filed 1996-08-15
CIK 793354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the fiscal year ended June 30, 1996.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from ____________ to ____________.

                        Commission File Number:  0-19713

                                VENTRITEX, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               77-0056340
        (State or other jurisdiction of                  (I.R.S. employer
        incorporation or organization)                   identification no.)

        701 East Evelyn Avenue, Sunnyvale, CA            94086
        (Address of principal executive offices)         (Zip code)

      Registrant's telephone number, including area code:  (408) 738-4883

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $295,631,108 as of August 9, 1996, based upon the closing sale price of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 1996, the Registrant had outstanding 20,878,095 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended June 30, 1996.

                                VENTRITEX, INC.

                                     INDEX

                                                                                                                PAGE
                                                                                                              NUMBER
                                                                                                              ------
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

        Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                 The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 Background . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 Market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                 Implantable Defibrillators . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                 Transvenous Lead Systems . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Research and Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
                 Clinical Engineering, Marketing and Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
                 Manufacturing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
                 Product Warranty . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                 Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                 Third Party Reimbursement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
                 Patents and Proprietary Rights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
                 Government Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
                 Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
                 Additional Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

        Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

        Item 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . 15

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

        Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

        Item 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

        Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

        Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . 16

        Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

        Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . 17

         Item 11.         EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

         Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . 21

         Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . 21

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

         Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  . . . . . . . . . . . . 22

                                     PART I


ITEM 1.   BUSINESS

THE COMPANY

          Since its inception, Ventritex, Inc. ("Ventritex" or the "Company") has engaged in the design, development, manufacture and sale of implantable defibrillators and related products for the treatment of ventricular tachycardia and ventricular fibrillation. Ventricular tachycardia and ventricular fibrillation are the most serious and life-threatening forms of abnormal heart rhythms ("arrhythmias"). The Company's principal product, the Cadet V-115 implantable defibrillator, is an electronic device that is implanted in the patient's pectoral (chest) or abdominal region and is connected to the patient's heart with defibrillation leads, which are typically implanted transvenously. The Cadet V-115 is the successor to the Company's Cadence V-100 and V-110 implantable defibrillators, which are considerably larger than the Cadet V-115 and are implanted in the patient's abdominal region. The Cadet has the same functional and performance characteristics as larger Ventritex defibrillators and offers features, including high defibrillation energy output and extended electrogram ("EGM") storage, superior to competing defibrillators that can be implanted pectorally. As of June 30, 1996, approximately 1,000 Cadet and 17,250 Cadence implants had been performed at over 550 sites. The Company's defibrillators monitor the heartbeat and deliver electrical pulses or shocks to the heart to terminate ventricular tachycardia and ventricular fibrillation in patients. In ventricular tachycardia, the heart's ventricles contract at an abnormally rapid rate and typically deliver less blood to the body's tissues and organs. Episodes of ventricular tachycardia occur unpredictably and can progress to ventricular fibrillation. In ventricular fibrillation, the heart's normal electrical impulses become disorganized and erratic and the heart ceases to pump blood.
If ventricular fibrillation is not terminated quickly, the individual will experience a sudden cardiac death ("SCD") episode during which the individual will become unconscious and, without prompt medical intervention, typically will die.

          Cadence(R), Cadet(R), HVS(R), TVL(R) and Ventritex(R) are registered trademarks of the Company and Contour(TM) and SPL(TM) are trademarks of the Company. This Prospectus also includes trademarks of companies other than the Company.

BACKGROUND

          The heart is divided into four chambers, two upper chambers called atria and two lower chambers called ventricles. The heart's function is to pump blood through the body's circulatory system. Each normal heartbeat is the result of electrical signals generated at a precise area in the right atrium, called the sino-atrial node, the heart's natural pacemaker. These electrical signals cause a physical contraction of the atria, which pump blood into the ventricles. The electrical impulses then continue to the ventricles, causing them to contract and distribute blood throughout the body.

          Arrhythmias, abnormal rhythms of the heart muscle, arise from numerous causes, including tissue damage due to previous heart attacks, congenital defects and certain diseases. Arrhythmias originate in either the atria, where they are generally not life-threatening, or the ventricles, where they can significantly interfere with the pumping of oxygenated blood and can therefore be life-threatening. During an arrhythmia, the heart beats either too slowly or too rapidly. An abnormally slow heart rate, generally defined as a heart rate below 50 beats per minute, is known as bradycardia. Ventricular tachycardia, a more serious arrhythmia, occurs when abnormal electrical signals occur in the ventricles, causing the ventricles to beat at an abnormally rapid rate. When the ventricles beat at an abnormally rapid rate, they do not have sufficient time to fill with blood prior to each contraction and therefore less blood is pumped out of the heart. As a result, less oxygen is carried to the tissues and organs of the body. This lack of oxygen can cause dizziness, unconsciousness, cardiac arrest and, ultimately, death.

          Patients experiencing heart problems are usually treated initially by cardiologists. Cardiologists may refer patients with ventricular tachyarrhythmias to specialists in electrophysiology, a cardiology subspecialty requiring extensive, advanced training in the diagnosis and treatment of arrhythmias. Typically, an electrophysiologist will conduct extensive testing to determine the appropriate therapy, including testing various drugs to determine their potential for preventing future spontaneous tachyarrhythmias. Electrophysiology testing is a costly procedure and often requires hospitalization. If an antiarrhythmic drug is successful in these tests, the drug will usually be prescribed for the patient. If an appropriate drug cannot be identified, or if the patient's ventricular tachyarrhythmia is judged to be too critical to be treated by drugs alone, the electrophysiologist will typically elect to implant a defibrillator.

MARKET

     UNITED STATES

          Since the first defibrillator implant in 1981, the Company estimates that through 1995 over 90,000 defibrillators have been implanted in the United States, including approximately 22,000 in 1995. Implantable defibrillators are generally purchased by hospitals upon the recommendation of electrophysiologists. Currently, approximately 1,200 electrophysiologists practice at medical centers in the United States where defibrillator implants are performed. Approximately 400,000 people experience SCD in the United States every year, accounting for about half of all cardiac mortality. The Company believes that referrals of individuals who are at risk of SCD to electrophysiologists have been increasing annually as physicians have become more aware of the benefits of electrophysiology testing. Recent studies suggest that individuals at high risk of SCD who do not receive an implantable defibrillator but receive drug therapy alone have a significantly higher mortality rate from SCD.

          Recently, a clinical study sponsored by a competing manufacturer of implantable defibrillators demonstrated the clinical utility of implanting defibrillators in additional classes of patients that are at high risk of an SCD episode. In particular, this study demonstrated the utility of implanting defibrillators in patients who have suffered a heart attack and are at high risk of an SCD episode but who do not exhibit other symptoms, such as sustained ventricular tachycardia. As a result of this study, the sponsoring manufacturer has been permitted by the United States Food and Drug Administration ("FDA") to expand the labeling of its device to include this class of patients. The Company is seeking FDA approval of a pre-market approval ("PMA") supplement to similarly expand the labeling of its implantable defibrillators. Although there can be no assurance as to the action the FDA will take in this regard, a broadening of the classes of patients that can receive defibrillator implants could result in an increased market for defibrillators.

     INTERNATIONAL

          To date, the United States market has represented approximately 80% of the world market for implantable defibrillators. The international market for implantable defibrillators has been constrained by the lack of effective emergency medical services in many developed countries. However, certain international markets, including particularly Germany and Italy, represent attractive markets for implantable defibrillators, and, to the extent that emergency medical services in other countries improve, the market for implantable defibrillators in these countries could correspondingly grow.

IMPLANTABLE DEFIBRILLATORS

          An implantable defibrillator is an electronic device that is implanted in the patient and is designed to monitor the patient's heartbeat and deliver electric pulses or shocks to the heart to terminate ventricular tachyarrhythmias. The limitations of first and second generation implantable defibrillators led to the development of third-generation defibrillators capable of providing tiered therapy. Tiered therapy defibrillators are designed to provide three types of therapy: (i) low voltage electrical pacing pulses to terminate ventricular tachycardia, (ii) one or more cardioversion shocks to convert, to a normal rhythm, ventricular tachycardia that cannot be controlled through antitachycardia pacing, and (iii) high-energy defibrillation shocks to terminate ventricular fibrillation. Third-generation implantable defibrillators also provide greater programmability to increase the physician's ability to customize therapy to a patient's condition during and after implant. The Company's Cadence V-100 defibrillator and a competitor's third-generation, tiered therapy implantable defibrillator received PMA approval in 1993. The Cadence V-100 was the first third-generation, tiered therapy implantable defibrillator incorporating both electrogram ("EGM") storage and a biphasic defibrillation waveform to receive regulatory approval. The Company's Cadence V-110 implantable defibrillator, a smaller version of the V-100 with similar performance characteristics, and a competitor's third-generation defibrillator received regulatory approval in 1994.

          Competition in the market for tiered therapy implantable defibrillators increased significantly in March 1995 with FDA approval of a PMA application for implantable defibrillators manufactured by two of the Company's competitors, the Cardiac Pacemakers, Inc. subsidiary of Guidant Corporation ("CPI") and Medtronic, which allowed implantation in the pectoral area, rather than the abdominal area, in suitable patients. The ability to implant the defibrillator pectorally enables the implant procedure to be performed by an electrophysiologist alone, rather than in conjunction with a surgeon. In May 1996, the Company received FDA approval for pectoral implantation labeling of the Cadet V-115 implantable defibrillator. The Cadet V-115 is comparable in size to the new defibrillators introduced by CPI and Medtronic.

TRANSVENOUS LEAD SYSTEMS

          Since the United States commercial introduction of transvenous defibrillation leads in 1994, transvenous lead systems, in which the defibrillation leads are implanted through a vein to connect the defibrillator with the heart, have become the preferred type of lead system.

          Defibrillation lead systems require two electrodes to deliver electrical energy to the heart. Defibrillation lead systems can be configured with two leads, in which case a single electrode will be placed on each lead. In addition, two single lead configurations are possible. In one such configuration, two electrodes are placed on a single lead. Alternatively, in a configuration known as a "high voltage can," one or two electrodes are placed on the lead and the housing of the defibrillator unit serves as the second or third electrode. Certain physicians may have a preference for single lead systems because of their belief that a single lead system is easier to implant. However, the Company estimates that, as compared to a single lead system, a dual lead system requires approximately five additional minutes to implant and offers additional flexibility in electrode configuration.

          In May 1996, the Company received FDA approval of a PMA application for its TVL transvenous defibrillation lead system. The TVL is configured as a dual lead system. The Company is currently engaged in clinical trials of two single lead systems, one in which both electrodes are on a single lead and a second with a single electrode on the lead and another on a high voltage can version of the Cadet V-115 defibrillator. There can be no assurance as to when or whether the Company will receive PMA approval for such single lead systems.

          To date, a large percentage of the Company's sales of defibrillators have been at the direction of physicians who used the Company's defibrillators in combination with commercially available transvenous lead systems supplied by the Company's competitors. Therefore, there can be no assurance that physicians will purchase transvenous lead systems for which the Company obtains regulatory approval. In particular, physicians preferring single lead systems may choose to continue to combine competitors' transvenous leads with the Company's defibrillators, at least until such time as the Company obtains PMA approval for its single lead systems. Furthermore, there can be no assurance that manufacturers of competing transvenous lead systems will not attempt to discourage or prevent use of their leads with the Company's defibrillators through product labeling, availability, pricing or other means. In general, unless the FDA-approved labeling includes use with any transvenous lead system sold by its competitors, the FDA or other government agencies may take further actions, including restrictions on reimbursement, to restrict the combination of the Company's defibrillators with such transvenous lead systems. Such actions could make the Company's defibrillators, including both the Cadet and the Contour, less attractive to physicians and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCTS

          The Cadet implantable defibrillator system consists of a Cadet microprocessor-based implantable defibrillator; sensing/pacing and defibrillation leads that connect the Cadet defibrillator to the patient's heart; the Programmer, a customized personal computer that the electrophysiologist uses to program the defibrillator's operating parameters during and after the implant and to retrieve information from the device after implant; and the High Voltage Stimulator ("HVS-02") that the electrophysiologist may use during the implant procedure to ensure proper placement of the leads, to determine the level of energy needed to defibrillate the patient, and to perform testing before implanting the Cadet defibrillator.

     CADET V-115 DEFIBRILLATOR

          The Company's principal product, the Cadet V-115 implantable defibrillator, is a third-generation, tiered therapy implantable defibrillator that uses a sophisticated sensing system to continuously monitor the patient's heart rate and employs a complex set of algorithms to distinguish various types of ventricular arrhythmias. The tiered therapy Cadet system may be programmed to initially deliver low voltage antitachycardia pacing designed to control ventricular tachycardias that can be terminated by such pacing. The Cadet can also be programmed to deliver cardioversion shocks in an attempt to convert ventricular tachycardia to a normal rhythm, or deliver one or more high energy electric shocks to the heart to terminate ventricular fibrillation. Cadet defibrillators are programmed by the physician upon implant and periodically thereafter to respond to a patient's changing needs.

          A Cadet defibrillator, configured for use with a Ventritex lead system, is 73 cubic centimeters in size and has been designed to be small enough to be implanted in the pectoral region while delivering the same functional and performance characteristics as larger tiered therapy implantable defibrillators that must be implanted in the abdomen. Key features of the Cadet include the following:

 .         High Defibrillation Energy Output.    The Cadet delivers energy
          output up to approximately 38 joules, which is more than other pectorally implantable defibrillators that are commercially available or, to the Company's knowledge, in clinical trials in the United States. Since certain patients require a high level of energy output to terminate ventricular fibrillation, the Cadet's high power output can expand the range of patients who can be effectively treated as well as providing an additional safety margin.

 .         Programmability.   Cadet defibrillators are configured to provide the
          electrophysiologist with the ability to vary the operating parameters of implanted units using the Programmer. This programmability allows the physician to customize therapy to the patient's condition during and after implant. The Programmer is menu-driven and features a touch screen interface to simplify device programming and information retrieval.

 .         Biphasic Defibrillation Waveform.   Cadet defibrillators can deliver
          electrical shocks to the patient in a monophasic or biphasic waveform. Clinical studies suggest that biphasic waveforms achieve improved defibrillation efficacy compared to monophasic waveforms.

 .         Electrogram Storage.   Cadet defibrillators continuously collect data
          to record information on the patient's arrhythmic events in EGM form. This feature provides valuable information that enables the electrophysiologist to analyze spontaneous arrhythmic events that the patient has experienced, to evaluate the effectiveness of therapies that were delivered in response to arrhythmic events and, if appropriate, to adjust operating parameters of the device. The Cadet provides up to 8 minutes of EGM storage. The continuous EGM storage provided by the Cadet, as compared to the segmented EGM data provided by certain competing defibrillators, improves the quality of EGM data available to the electrophysiologist for arrhythmia diagnosis.

 .         Continuous Sensing and Non-Committed Therapy.   Cadet defibrillators
          continuously sense the heart's activity while the defibrillator is charging its high voltage capacitors to the level required for the indicated therapy, and can abort the charging process if the patient's heart function spontaneously returns to normal. This feature is significant because the Cadet defibrillator does not subject the patient to unnecessary and painful electric shocks if the patient's heart function spontaneously returns to normal.

 .         Backup Bradycardia Pacing.   Cadet defibrillators can provide pacing
          to correct an abnormally slow heartbeat. This pacing is sometimes necessary to restart a patient's heart following a defibrillation shock. This feature reduces the need to implant a second device for those patients who would otherwise require a bradycardia pacemaker.

          Cadet defibrillators are constructed as one-piece, hermetically sealed units which contain hybrid circuits, high voltage capacitors and batteries. Hybrid circuits include custom VLSI circuits, a semi-custom microprocessor and memory chips. The hybrid circuits process and store data and control the operation of the Cadet units. The capacitors accumulate an electric charge and deliver high voltage shocks. The Cadet implantable defibrillator is battery-powered and is designed to have a life of three to five years, although battery life varies depending on the frequency and duration of pacing and the number of times the capacitors are charged to high voltage. The list price for the Cadet V-115, without leads, is approximately $20,000.

     CONTOUR V-145 DEFIBRILLATOR

          To date, a limited number of Contour V-145 implantable defibrillators have been implanted in patients in the United States and Europe. At 57 cubic centimeters, the Contour is one of the smallest third-generation implantable defibrillators. The Contour offers the same high, approximately 38 joule energy output provided by the Cadet and provides 16 minutes of stored EGM data. In June 1996, the Company submitted a PMA supplement for the Contour to the FDA; however, there can be no assurance that the FDA will accept this submission as a PMA supplement. The FDA could instead require additional testing of the Contour and could also require clinical data in order to approve the supplement. The Company would then be required to conduct additional clinical trials under an IDE and submit data from such trials. This could result in significant delays in approval for the Contour. Delays in receiving or failure to receive PMA approval for the Contour would have a material adverse effect on the Company's business, financial condition and results of operations.

     TVL TRANSVENOUS LEAD SYSTEM

          The Company's principal lead system which is labeled for use with Cadet defibrillators is the TVL transvenous lead system. The Company received regulatory approval for the TVL system in May 1996. The TVL system employs a dual lead configuration. The TVL leads are designed to offer the flexibility and maneuverability of pacemaker leads, which have been implanted transvenously for many years, making them easy to handle and place in the patient. TVL leads provide sensing and pacing and are used to monitor heart function and to deliver antitachycardia or bradycardia pacing, as needed. The current list price of the TVL system is approximately $5,500.

     NEW SINGLE LEAD SYSTEMS

          The Company has developed and is conducting clinical trials of two single lead systems to provide additional flexibility for electrophysiologists in selecting a lead system and to accommodate the preferences of many electrophysiologists for a single lead system. The Company's SPL system is a single lead with two defibrillation electrodes. The Company is also conducting clinical trials of a "high voltage can" version of the Cadet V-115. In this system, one electrode is on the lead and the housing of the Cadet, which is made of titanium, serves as the other electrode. The Company submitted a PMA supplement for the high voltage can versions of the Cadet and the Contour to the FDA in July 1996 and intends to submit a PMA supplement for the SPL system to the FDA. There can, however, be no assurance that the FDA will accept these submissions as PMA supplements. The FDA could instead require additional testing of or modification to the SPL or the Company's high voltage can defibrillator and could also require clinical trials under an IDE and completion of the entire PMA approval process, as opposed to the typically shorter PMA supplement process. Delays in receiving or failure to receive PMA approval for the SPL or the high voltage can defibrillator could have a material adverse effect on the Company's business, financial condition and results of operations.

     PROGRAMMER

          Ventritex Programmers are customized personal computers that provide communication with the Company's defibrillators using a specialized communication wand. This feature allows the physician to alter the operating parameters of Cadet defibrillators, to receive and display diagnostic data and to non-invasively induce ventricular tachycardia or fibrillation in the patient to periodically evaluate the patient's defibrillation threshold and defibrillator performance. The Programmer is menu driven and uses a color touch screen to highlight programming steps and changes, which simplifies the setup and monitoring of defibrillator operating parameters. The Company typically provides Programmers without charge for each domestic site implanting the Company's defibrillators. As a result, the Company anticipates expensing approximately $6 million during fiscal 1997 for Programmers and HVS-02 high voltage stimulators provided to hospitals and other sites where the Company's defibrillators are implanted.

     HIGH VOLTAGE STIMULATOR

          The HVS-02 high voltage stimulator is an external device that may be used by the electrophysiologist during the implant procedure to facilitate proper placement of the leads and to induce and terminate ventricular tachycardia or fibrillation to determine the energy required to defibrillate the patient. It provides an external defibrillator to determine defibrillation thresholds, a pacing system analyzer to properly position the sensing/pacing leads, and a programmable stimulator to induce either ventricular tachycardia or fibrillation. Typically, one HVS-02 is used at each institution implanting the Company's defibrillators and HVS-02 devices are typically provided by the Company without charge. However, it is also possible to have the defibrillator itself perform the functions of the HVS-02 during the implant procedure, and an increasing number of implants are currently being performed without use of the HVS-02.

RESEARCH AND DEVELOPMENT

          The Company's research and development efforts include various research, product and process development, clinical trial and quality assurance activities. These activities are performed by the Company's staff and are supplemented by work conducted on the Company's behalf by outside sources. The Company is engaged in research and development projects for future defibrillator systems, transvenous defibrillation lead systems and external equipment. Delays in development of new products by Ventritex or developments involving competitors, including commencement of clinical trials or commercialization of new implantable devices, pharmaceuticals, cardiac ablation or surgical alternatives for the treatment of ventricular tachycardia or ventricular fibrillation, could have a material adverse effect on the Company's business, financial condition and results of operations.

          Research and development expense was $30.8 million, $27.7 million and $23.3 million for fiscal years 1996, 1995 and 1994, respectively. The Company expects research and development expense to continue to increase in dollar amount in the future.

          Market acceptance and sales of the Company's products could be adversely affected by technological changes. Many companies with substantially greater resources than the Company are engaged in the development of products and approaches for the treatment of ventricular tachycardia and ventricular fibrillation. These include implantable devices as well as pharmaceuticals and cardiac ablation therapies. Future innovations in the treatment of ventricular tachycardia and ventricular fibrillation could render existing technologies, including the Company's systems, less competitive or obsolete.

CLINICAL ENGINEERING, MARKETING AND SALES

          The Company's skilled sales, marketing, clinical engineering and support staff consult with electrophysiologists on the features and applications of the Company's products. In addition, sales and field clinical engineering personnel conduct ongoing training sessions and provide clinical support by attending defibrillator implants and patient follow-up sessions.

          The Company's field sales and field clinical engineering organizations currently include approximately 60 individuals. The field organization enables the Company to focus its marketing program on electrophysiology centers in the United States. In addition, the Company is addressing international markets, typically through specialty cardiovascular product distributors. During fiscal 1996, the Company established a direct sales and field clinical engineering organization in Germany.

          The Company sells primarily to hospitals. In the fiscal year ended June 30, 1996, one customer accounted for 10% of net sales. In the fiscal years ended June 30, 1995 and 1994, no customer accounted for more than 10% of sales.

MANUFACTURING

          The Company's manufacturing facility based in Sunnyvale, California contains assembly areas where its products are assembled and tested. The manufacturing area includes controlled environment rooms in which certain lead systems are manufactured, and the completed defibrillators and lead systems are packaged before being sent to an outside sterilization facility. The Company's quality assurance group performs tests at various steps in the manufacturing cycle to ensure compliance with the Company's specifications.

          The Company relies on outside suppliers to manufacture certain major components of its defibrillator systems. The Company currently has sole source supply arrangements with its suppliers of hybrid circuits, high voltage capacitors, integrated circuits, defibrillation lead components, batteries and certain other components used in its products. For certain components, there are relatively few potential sources of supply and establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company believes that alternative sources of supply are available for most components and subcontracted manufacturing services, and plans to qualify additional suppliers as production volumes increase. Because of the long lead times for some components that are currently available from only a single source, a vendor's inability to supply acceptable components in the quantity required could impair the Company's ability to manufacture new or existing products on a timely and cost effective basis, could result in substantial unanticipated expenses and delays in the commercial availability of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

          During the first half of fiscal 1996, in anticipation of regulatory approval, the Company began production of its Cadet V-115 defibrillator system and TVL transvenous lead system, and initially experienced shortages of certain critical components due to manufacturing yield problems at its suppliers.
There can be no assurance that future production problems will not be encountered in producing the Cadet, expanding production of the Contour and the TVL or establishing production of other new products. Failure to manufacture new or existing products on a timely and cost effective basis could result in substantial unanticipated expenses, delays in the commercial availability of such products, and could have a material adverse affect on the Company's business, financial condition and results of operations.

PRODUCT WARRANTY

          The Company's implantable defibrillator systems include a complex electronic device and leads designed to be implanted in the human body for long periods of time. Component failures, manufacturing errors or design defects could result in an unsafe condition, injury or death to the patient. The occurrence of such a problem could result in a recall of the Company's products, explanting implanted defibrillators or leads and the implanting of new defibrillators or leads.

          The Company's defibrillators are warranted for the earlier of three years or 100 high voltage capacitor charges, assuming nominal pacing during the time the unit is implanted. Previously, the Company experienced certain component failures with the Cadence defibrillator and with lead systems. For example, during clinical trials, a number of Cadence V-100 defibrillators experienced premature battery depletion due to defective capacitors supplied by an outside vendor. In all these instances, the devices were explanted and replaced with new defibrillators. The Company has experienced what it believes, in light of industry experience, to be a typical level of returns of defibrillator units from the field for various reasons, none of which the Company believes are systemic or would otherwise give rise to a product recall. There can, however, be no assurance that the Company's products will not experience additional performance difficulties. Future product problems resulting in a recall could have a material adverse effect on the Company's business, financial condition and results of operations.

          The manufacture and sale of the Company's products entails the risk of product liability claims. Although the Company maintains product liability insurance with coverage limits of $25.0 million per occurrence and $25.0 million in the aggregate per year, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Product liability insurance is expensive and may not be available in the future on acceptable terms or at all. In addition, the Company has indemnified certain of its component suppliers for certain potential product liability. To date, the Company has not experienced any material product liability claims. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations and could adversely affect the Company's ability to continue as a viable entity. Also, as a result of the June 1996 United States Supreme Court decision in Medtronic, Inc. v. Lohr, which rejected federal pre-emption of certain state law causes of action in relation to medical devices, the Company expects that product liability claims relating to medical devices may be pursued more aggressively in the future.

COMPETITION

          Competition in the market for implantable defibrillator systems is intense. Although patients susceptible to ventricular tachycardia and ventricular fibrillation may be treated with antiarrhythmic drugs or cardiac ablation therapies, the Company believes that manufacturers of implantable defibrillators are its primary competitors. The Company's principal competitors are Cardiac Pacemakers, Inc. ("CPI"), a subsidiary of Guidant Corporation, and Medtronic, Inc. ("Medtronic"). Both CPI and Medtronic are large, diversified cardiology and medical device companies and each has invested substantial amounts in implantable defibrillator research and development. Other competitors in the implantable defibrillator market include Telectronics Pacing Systems, Inc., a subsidiary of Pacific Dunlop Limited ("Telectronics"), Intermedics, Inc., a subsidiary of Sulzer Brothers Ltd. ("Intermedics") and Angeion Corporation.

          In March 1995, the FDA approved the commercial release of new defibrillators manufactured by CPI and Medtronic which are small enough to allow pectoral implantation, rather than abdominal implantation, in suitable patients. Until receipt of regulatory approval relating to the Cadet in May 1996, the Company could not offer an implantable defibrillator labeled for pectoral implantation in patients in the United States. Commercial release of pectorally implantable defibrillators significantly increased competition in the implantable defibrillator market and resulted in a significant decline in the Company's market share and sales of the Company's products. The Company now has products which it believes are competitive; however, there can be no assurance that the Company's products will compete successfully with products currently manufactured by others or future products under development by competitors which have new features, such as dual chamber and rate-responsive pacing capabilities.

          Medtronic and CPI have regulatory approval of and are commercially marketing single lead transvenous lead systems. The Company currently is marketing the TVL transvenous lead system, a dual lead system. Some physicians prefer a single lead system due to the perceived ease of implanting such a system as compared to a dual lead system. The Company is engaged in clinical trials of single lead transvenous defibrillation lead systems and must receive PMA approval prior to commercialization. There can be no assurance as to when or whether the Company will receive PMA approval for these systems.

          Many of the Company's competitors, including both CPI and Medtronic, have substantially greater financial, manufacturing, marketing and technical resources than those of the Company. The financial resources of certain of the Company's competitors may enable them to use pricing pressures as a means of competition. In addition, competitors have in the past and may in the future employ litigation to gain a competitive advantage. There can be no assurance that the Company's competitors will not develop or obtain regulatory approval for implantable defibrillation systems, or for pharmaceuticals or surgical alternatives, that may be more effective in treating ventricular tachycardia and ventricular fibrillation than the Company's current or future products, or that the Company's technologies and products would not be rendered less competitive or obsolete by such developments. Failure of the Company's products to gain market acceptance or limited growth in the market for implantable defibrillators would have a material adverse effect on the Company's business, financial condition and results of operations.

          Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes and supply commercial quantities of the product to the market is expected to be a critical competitive factor. The Company expects that competition will also be based, among other things, on the ability to safely and effectively treat ventricular tachycardia and ventricular fibrillation, the availability of defibrillation systems that can be implanted through less invasive surgical procedures, ease of programmability, ability to provide improved diagnostic capability, size and weight of the device, product reliability, physician familiarity with the device, patent position, sales and marketing capability, third-party reimbursement policies, reputation and price.

          In addition, the Company is aware that competitors are developing and, in some instances, are conducting clinical trials of implantable defibrillators that have features not included in the Company's defibrillators. Moreover, these competitors may obtain expedited regulatory approval from the FDA for these new devices. Commercial release of competitors' products with features not available in the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

          Implantable defibrillators are generally purchased by hospitals upon recommendations of electrophysiologists. Typically, these hospitals then bill various third party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurers. Government agencies reimburse hospitals for medical procedures at rates based upon Diagnostic-Related Groups ("DRGs").

          Third party payors are increasingly challenging the prices charged for medical products and services, and current levels of reimbursement may be a disincentive to some hospitals to perform defibrillator implants. Currently, the sales prices of implantable defibrillators range from approximately $12,000 to $20,000, excluding leads. According to an industry study published in January 1995, a defibrillator implant procedure, excluding electrophysiology testing, typically costs between $30,000 and $60,000, depending on the length of hospital stay and other variables. The same source indicated that the average Medicare reimbursement for an initial defibrillator implant procedure is approximately $35,000 to $40,000 and that the average Medicare reimbursement for defibrillator replacement procedures is approximately $20,000. Consequently, despite the Company's receipt of regulatory approvals for its systems, third party payors may deny full reimbursement. There can be no assurance that the Company's implantable defibrillator systems will be considered cost effective by third party payors, that reimbursement will be available, or if reimbursement is available, that third party payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. The failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors could have a material adverse effect on the Company's business, financial condition and results of operations.

          In addition, legislative initiatives relating to health care reform have been introduced in Congress and certain state legislatures. These initiatives have been focused, in large part, on health care cost containment. Such initiatives, if enacted, could adversely affect the availability of third party reimbursement for the Company's products and the price levels at which the Company is able to sell its products. The Company's business, financial condition and results of operations could be adversely affected by changes in government and private payors' reimbursement policies relating to procedures using the Company's products.

          Medicare and Medicaid policies currently permit reimbursement for investigational medical devices if such devices represent evolutionary modifications to commercially available products. Under this policy, for example, next generation implantable defibrillators in clinical trials would be eligible for reimbursement because these devices are derived from an existing, approved class of products. Because the Company anticipates that it will be required to conduct clinical trials in connection with future products, changes in this reimbursement policy could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

          The Company files patent applications to protect technology and inventions that are significant to the development of its business. As of June 30, 1996, the Company held 71 issued United States patents and 11 issued foreign patents and had pending 51 United States and 28 corresponding foreign patent applications that cover various aspects of its technology. The Company's issued United States patents expire on dates ranging from 2006 through 2014. There can be no assurance that any of the claims in the pending patent applications will be allowed, or that any issued patents will be upheld, or not circumvented by competitors, or that any patents or licenses will provide competitive advantages for the Company's products. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

          The segment of the medical device market that includes implantable defibrillators has been characterized by extensive litigation regarding patents and other intellectual property rights. The Company has resolved intellectual property disputes to date through licensing arrangements, when appropriate and on terms it believes to be commercially reasonable. Under certain agreements, the Company pays royalties based on commercial sales of implantable defibrillator systems. The Company anticipates that such royalties will continue for future implantable defibrillator systems developed by the Company. Additionally, the agreements do not include all patents that may be issued to the licensors, thus future patent disputes with these companies are possible. Intermedics has filed claims against the Company for patent infringement which are still pending, and there can be no assurance that other parties will not institute additional litigation against the Company.

          In 1990, two of the Company's competitors, Telectronics and Intermedics, instituted patent infringement litigation against the Company. Medtronic and CPI also notified the Company that they believed the Company infringed patents held by them. In May 1992, the Company and Medtronic agreed to cross-license their respective patent portfolios relating to devices for the treatment of tachyarrhythmias. Under the license agreement, Ventritex pays Medtronic royalties based on a percentage of net sales of Ventritex's products covered by Medtronic's patents. In July 1993, Ventritex entered into license agreements with Telectronics and CPI. Under the agreement with CPI, Ventritex and CPI cross-licensed their respective patent portfolios relating to devices for the treatment of tachyarrhythmias. Ventritex made a one-time payment to CPI in settlement of claims relating to past activities and pays CPI royalties based on a percentage of net sales of Ventritex's products covered by CPI's patents. Under the agreement with Telectronics, Ventritex and Telectronics cross-licensed their respective patent portfolios relating to devices for the treatment of tachyarrhythmias. Ventritex also made a one-time payment to Telectronics in settlement of ongoing patent infringement litigation between Telectronics and Ventritex. The Company does not have ongoing royalty obligations to Telectronics. In connection with the license agreements with CPI and Telectronics, Ventritex recognized a charge of $18.6 million in fiscal 1993. This charge included the one-time payments and certain other related settlement expenses.

          The Company's licenses with Medtronic, CPI and Telectronics contain significant restrictions that may have the effect of preventing or substantially impeding an acquisition of, change in control of, or certain minority investments in, the Company. Such restrictions include the possible termination of various licenses to the Company and the requirement that the Company make a substantial payment to one of the licensors upon such event.

          As a result of the above license agreements, the Company's only pending legal dispute in the intellectual property area consists of various claims asserted by and against Intermedics. For more information about the Intermedics litigation, see "-- Legal Proceedings."

          Although the Company believes that it has entered into license agreements with all of the major participants in the implantable defibrillator market other than Intermedics, there can be no assurance that other parties will not institute litigation against the Company. In addition, the license agreements with Medtronic, Telectronics and CPI do not include patents that are issued under applications filed after certain specified dates and thus future patent disputes with Medtronic, Telectronics and CPI are possible. Any future litigation, as well as any future interference proceedings that may be declared by the United States Patent and Trademark Office to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Additional litigation may be necessary to enforce patents issued to or held by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which the Company is or may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. There can, however, be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations and could adversely affect the Company's ability to continue as a viable entity.

GOVERNMENT REGULATION

          Clinical testing, manufacture and sale of the Company's products are regulated by the FDA as medical devices. Under the Federal Food, Drug, and Cosmetic Act, as amended, all medical devices are classified into three classes, class I, II or III. Class III devices, such as implantable defibrillators, are subject to the most stringent FDA review and require submission and approval of a PMA application or a PMA supplement from the FDA before commencement of marketing, sales and distribution in the United States.

          In order to receive approval of a PMA application, a device must undergo clinical evaluation under an Investigational Device Exemption ("IDE") that is granted by the FDA to permit testing of the device in controlled human trials. In addition to obtaining an IDE from the FDA, the sponsor of the investigational research must also obtain approval for the research from a hospital institutional review board or committee established for this purpose. Once an IDE has been granted, the FDA may allow expansion of the IDE's scope to additional patient implants or additional clinical sites, or both. The FDA or the sponsor may suspend clinical trials at any point if either concludes that clinical subjects are being exposed to an unacceptable health risk or for other reasons.

          Results of clinical trials are presented to the FDA in a PMA application. In addition to the results of clinical investigation(s), the PMA applicant must submit other information relevant to the safety and effectiveness of the device including: the results of non-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA staff then reviews the submitted application and determines whether or not to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and may be subsequently reviewed by an FDA scientific advisory panel comprised of physicians and others with expertise in the relevant field. The advisory panel holds a public meeting during which the PMA application is reviewed and discussed. The scientific advisory panel then issues an approvable or not approvable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the opinion of the advisory panel, the FDA tends to give considerable weight to panel recommendations. The FDA also typically conducts an inspection to determine whether the Company conforms with the current Good Manufacturing Practice ("GMP") regulations. If the FDA's evaluation is favorable, the FDA will subsequently publish an order approving the PMA for the device.
Interested parties can file comments on the order and seek further FDA review. Although the PMA review process is to be completed within 180 days from the date the PMA is accepted for filing, this time frame is frequently exceeded.

          The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. In addition to FDA inspections conducted prior to the approval of a PMA application, the FDA also conducts periodic inspections to determine compliance with GMP and Medical Device Reporting ("MDR") regulations. Failure to comply with applicable regulatory requirements can result in, among, other things, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future regulatory approvals. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if a PMA is granted, significant modifications to the device, manufacturing process or labeling will require a supplement to the PMA or require the submission of a new PMA application, which could require substantial additional efficacy and safety data and FDA review.

          The Company has recently filed a PMA supplement for the Contour defibrillator and anticipates filing PMA supplements for its single lead transvenous defibrillation lead systems. The Company is likely to be required to file additional PMA applications or PMA supplements for new products it develops. Supplements to a PMA require submission of the same type of information as a PMA except that the supplement is limited to that information needed to support the change. There can be no assurance that the FDA will accept a PMA supplement. The FDA could instead require additional testing of the device that is the subject of the supplement or could require clinical trials under an IDE and completion of the entire PMA approval process. Failure to obtain FDA approval for commercial release through a PMA supplement on a timely basis, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the MDR regulations require that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

          The Company is required to register as a medical device manufacturer with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services. The Company is subject to inspection on a routine basis by the State of California and by the FDA for compliance with the FDA's current GMP and MDR regulations. Those regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities and product reporting activities.

          Additionally, the Company must comply with various FDA requirements for design, safety, advertising, labeling and record keeping. Under FDA regulations, the Company is required to establish a method of device tracking so that the Company will be able to trace its implantable products from the place of manufacture to the patient in whom such products are implanted in the United States. The purpose of this tracking requirement is to facilitate notification to the patient or recall of the device if such actions become necessary. The cost of establishing and maintaining a tracking system that complies with the FDA's regulations may be significant. Failure to establish and maintain the required tracking system would subject the Company to FDA regulatory sanctions and the possibility of losing current product approval.

          International sales of medical devices are subject to foreign government regulation, the requirements of which vary substantially from country to country. The Company has obtained certain foreign governmental approvals and has applied for additional approvals. The European Community has promulgated rules that require that medical products receive by mid-1998 the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to receive CE mark certification will prohibit the Company from selling its products in the European Union. International Standards Organization ("ISO") 9001 certification is one of the CE mark certification requirements. The Company has established the process and relationships required to obtain the necessary approvals for the CE mark and has been granted authorization to affix that mark to all products currently requiring the mark.

          The FDA is studying the long-term effects of materials implanted in the human body and may require manufacturers of implantable devices to conduct biological testing of such materials. If required, such testing would be expensive and time consuming and could disrupt the manufacture and sale or result in recalls of the Company's products or denials of FDA approval for future products. Any adverse regulatory actions could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

          As of June 30, 1996, the Company had 548 full-time employees, including 164 in product development and process engineering, 240 in manufacturing and quality assurance, 107 in sales, marketing and clinical engineering, and 37 in administration. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good. The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions and government entities. There can be no assurance that the Company will be successful in hiring or retaining such qualified personnel. Loss of key personnel or inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL RISK FACTORS

Fluctuations in Operating Results; Profitability Uncertain

          The Company incurred net losses from its inception in January 1985 through the year ended June 30, 1993, incurred net losses from the fourth quarter of fiscal 1995 through fiscal 1996, currently expects to incur a net loss for the first quarter of fiscal 1997 and may incur a net loss for the first half of fiscal 1997. If regulatory approval to market the Contour in the United States is not obtained on a timely basis or at all, the Company's results of operations will be adversely affected. Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors including timing of regulatory approvals, market acceptance of the Company's products, introductions of new products with advanced features by the Company or its competitors, technological advances in the treatment of arrhythmias, the outcome of intellectual property litigation and competition. Sales have fluctuated significantly in the past, especially in fiscal 1995 and fiscal 1996, as competitors introduced products with advanced features. In particular, the Company's net sales declined from $126.9 million in fiscal 1995, to $54.9 million in fiscal 1996, primarily as a result of competitors' introductions of smaller defibrillators with advanced features. The Company's gross margins will be dependent on production volumes, manufacturing efficiencies, royalties under patent license agreements, warranty expense, component price fluctuations, competitive pricing, varying product sales mix and other factors. There can be no assurance that gross margins will improve in the future. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based, in part, on anticipated orders. Any inability to adjust spending quickly enough to compensate for revenue shortfalls may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Furthermore, there can be no assurance that the Company will achieve profitability in the future or that profitability, if achieved, will be sustained.

Uncertainty Relating to New Product Development

          The Company's strategy involves the design and development of new products for the treatment of ventricular tachycardia and ventricular fibrillation. The product development process is time-consuming and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. The Company expects defibrillators with advanced new features, such as dual chamber and rate-responsive pacing capabilities, will be developed by its competitors. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products with these and other features could have a material adverse effect on the Company's business, financial condition and results of operations.

Technological Change Resulting in Product Obsolescence

          Market acceptance and sales of the Company's products have historically been and could in the future be adversely affected by technological changes. Many companies with substantially greater resources than the Company are engaged in the development of products and approaches for the treatment of ventricular tachycardia and ventricular fibrillation. These include implantable devices as well as pharmaceuticals and cardiac ablation therapies. Future innovations in the treatment of ventricular tachycardia and ventricular fibrillation could render existing technologies, and the Company's products, less competitive or obsolete.

Uncertainty of Market Acceptance

          Market acceptance of the Company's implantable defibrillator systems will depend in part on the therapeutic capabilities and operating features of such systems as compared to other implantable defibrillators, physicians' willingness to use the Company's defibrillators with competitors' transvenous defibrillation leads, and the Company's ability to convince the medical community of the clinical efficacy of its systems. If regulatory approval to market the Contour in the United States is not obtained on a timely basis or at all, the Company's results of operations will be adversely affected. Failure of the Company's products, including the Contour, to gain market acceptance or limited growth in the market for implantable defibrillators would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

          The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Possible Business Combination Transactions

          Although the Company has no pending agreements or commitments in this regard, the Company has from time to time in the past evaluated and considered and expects to continue to evaluate and consider the acquisition of complementary businesses, products and technologies as well as other possible business combination transactions. Accordingly, the Company may undertake acquisitions of complementary businesses, products or technologies or become involved in other business combination transactions in the future.
Acquisitions and other business combinations entail numerous risks, including the potential inability to successfully integrate the respective companies' businesses or to realize anticipated synergies, economies of scale or other value, diversion of management's attention, and loss of key employees. Should there be any such transaction, there can be no assurance that the Company or its stockholders would realize value from any such acquisition or business combination which equals or exceeds the consideration paid to other parties, or will not suffer other adverse results from any such transaction. In addition, future acquisitions by the company may result in issuances of additional equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in ongoing amortization expense. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Restrictions on Change of Control and Certain Minority Investments

          The Company has adopted a number of anti-takeover measures. The Company has adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors. In addition, the Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock. Such shares of Preferred Stock may be issued by the Company without stockholder approval upon such terms as the Company's board of directors may determine. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of, the holders of Common Stock. At present, the Company has no plans to issue any of the Preferred Stock.

          In addition, the Company's cross-licenses with Medtronic, Telectronics and CPI, entered into in connection with the settlement of several intellectual property litigation matters and disputes, contain significant restrictions that may have the effect of preventing or substantially impeding an acquisition of, change in control of, or certain minority investments in, the Company. Such restrictions include the termination of various licenses and the requirement that the Company make a substantial payment to one of the licensors upon such event.

Volatility of Stock Price

          The market price of the Company's Common Stock has been and is likely to continue to be highly volatile. In addition, the stock market and the medical technology sector in particular have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, shortfalls in revenue or earnings from levels expected by securities analysts, new product introductions by the Company or its competitors, announcements of technological innovations or new products by the Company or its competitors, governmental regulation, developments with respect to patents or proprietary rights and litigation relating thereto, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant adverse effect on the market price of the Common Stock. Substantially all of the shares of Common Stock held by current stockholders of the Company are eligible for immediate sale in the public market, subject in some cases to the public information, manner of sale, volume limitation and notice of sale provisions of federal securities laws. Future sales of such shares could lead to a decline in the market price of the Common Stock.

ITEM 2.   PROPERTIES

          Ventritex leases an approximately 150,000 square foot facility in Sunnyvale, California. This facility contains approximately 60,000 square feet of manufacturing space and approximately 90,000 square feet devoted to research and administrative offices. The facility is leased through December 2000. Although the Company believes that this facility is adequate to meet its requirements at least through fiscal 1997, the Company anticipates the need to lease additional space. The Company believes that additional space in the Sunnyvale, California area will be available on commercially reasonable terms. The Company also leases space in South Carolina for manufacturing activities and in Europe for sales, clinical engineering and other activities.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is currently in litigation with one of its competitors, Intermedics. In response to threats from Intermedics, the Company filed a declaratory judgment action in the United States District Court in the Northern District of California in January 1993, asking the court to declare that certain patents which Intermedics had asserted were being infringed by the Company were, in fact, invalid, unenforceable or not infringed. Intermedics then filed several actions in the United States District Court in the Southern District of Texas alleging infringement by the Company of nine Intermedics patents. Initially, this litigation was focused on procedural issues relating to whether the dispute would be tried in California or Texas. On October 12, 1994, the United States District Court for the Northern District of California denied Intermedics motion to transfer Ventritex's pending suits to Texas and granted Ventritex's motion to enjoin Intermedics from further prosecution of its aforementioned suits in Texas. The United States District Court for the Southern District of Texas thereafter issued an order transferring to California all of the Texas cases which Intermedics had served upon Ventritex. The Court has indicated that the trial in connection with the above described actions will begin May 5, 1997.

          The Company filed a further action in the Northern District of California in July 1993 seeking a declaratory judgment that the patents that Intermedics has asserted against the Company are not infringed by Ventritex, are invalid and are unenforceable. This action, which was filed against Intermedics, its parent and affiliate companies, SulzerMedica and Sulzer,

Inc., seeks damages based upon claims for antitrust law violations, malicious prosecution, conspiracy and breach of contract. Intermedics, SulzerMedica and Sulzer, Inc. have moved to stay or dismiss the Company's damage claims, and the Court ordered that certain of these claims be dismissed without prejudice and that others be stayed pending determination of other issues in the parties' various lawsuits.

          In the above actions, Intermedics seeks judgments against Ventritex for damages, attorneys fees and injunctive relief. It is expected that Intermedics will, during the course of the litigation, seek to obtain various types of pretrial relief which include, but are not limited to, summary judgments, dismissals of Ventritex's claims and preliminary injunctions. In January 1995, Intermedics filed a motion for partial summary judgment and for issuance of a preliminary injunction based on alleged infringement of one of its patents. Ventritex vigorously contested these motions and requested the United States Patent and Trademark Office to conduct a reexamination of claim 28 of Intermedics U.S. Patent No. 4,880,005 upon which these motions are based. The Court denied Intermedics' partial summary judgment motion, and, as a result, Intermedics' preliminary injunction request was withdrawn. The Patent Office, on May 28, 1996, issued a second final rejection of claim 28 of the 4,880,005 patent. Intermedics subsequently requested reconsideration of the final rejection. As a result of this reconsideration, on August 5, 1996 the United States Patent and Trademark Office reissued the 4,880,005 patent with claim 28 intact. The Company believes that Intermedics will make renewed efforts to obtain partial summary judgment and a preliminary injunction. On June 6, 1996, Intermedics filed with the United States Patent and Trademark Office a request for reexamination of U.S. Patent No. 4,830,006 and on June 7, 1996, Intermedics filed a request for reexamination of U.S. Patent No. 4,913,145. Both patents are being asserted by Intermedics against the Company. The requests are based on references identified by Ventritex as being pertinent to the patents in response to discovery requests by Intermedics.

          Since the Company brought a declaratory relief action against Intermedics in January 1993, Intermedics has filed suits against the Company's two principal competitors, Medtronic and CPI, alleging infringement of several of the same patents which it has asserted against the Company. None of these actions has yet been set for trial.

          In addition to its patent infringement claims, Intermedics had previously alleged trade secret misappropriation and related acts by the Company and two of its officers, who were formerly employees of Intermedics.
In this lawsuit, the Company filed counterclaims against Intermedics for infringement of two of Ventritex's patents. These counterclaims are still pending. Certain of the trade secret misappropriation and related claims were tried in 1992 before a United States District Court jury in San Francisco. The jury returned a unanimous verdict in favor of the Company and its officers and found that Intermedics had acted in bad faith in continuing to pursue the trade secret misappropriation claims. The Court set aside the bad faith portion of the verdict based on Intermedics claim of an erroneous jury instruction. A new trial on the bad faith issue has been ordered, but no trial date has been set. The judgment dismissed all of Intermedics trade secret claims against the Company and its officers and was affirmed on appeal.

          In addition to the above-mentioned litigation, the Company is also involved in other litigation in the normal course of business. Although an adverse determination in the Intermedics proceedings or in other litigation or administrative proceedings could have a material adverse effect on the Company, based upon the nature of the claims made and the investigation completed to date, the Company believes the outcome of the described actions will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol VNTX). The number of record holders of the Company's Common Stock at June 30, 1996 was approximately 460. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

          The following table shows for the periods indicated the high and low sales prices for the Common Stock as reported by the Nasdaq National Market.

                                                                                                       HIGH        LOW
                                                                                                       ----        ---
                      FISCAL YEAR ENDED JUNE 30, 1995
                        First quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $26 1/2      $16 1/2
                        Second quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29 3/4       18 1/4

                        Third quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31 3/4       17 1/4
                        Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19 3/4       13
                      Fiscal year ended June 30, 1996
                        First quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $24 1/4      $15 1/2
                        Second quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24 3/8       16 7/8

                        Third quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20 1/8       12 7/8
                        Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20 3/4       14 7/8
                      FISCAL YEAR ENDING JUNE 30, 1997
                        First quarter (through August 5, 1996)  . . . . . . . . . . . . . . . . .     $19 1/8      $12 1/2


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Selected Financial Data" and included in Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in Exhibit 13.1 to this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Financial Statements" and included in Exhibit 13.1 to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1996 Annual Meeting of Stockholders (the "Proxy Statement") to be held November 14, 1996 and certain information included therein is incorporated herein by reference.


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1
- -- Election of Directors" in the Proxy Statement.

         The executive officers of the Registrant, who are elected by the board of directors, and their ages as of June 30, 1996 and principal positions are as follows:


         Name                           Age                   Position
         ----                           ---                   --------
 Frank M. Fischer  . . . . . . . .      54  President, Chief  Executive Officer,  Acting Chief  Financial Officer
                                            and Director
 John B. Allison . . . . . . . . .      39  Vice President of Quality Assurance and Regulatory Compliance
 Eric S. Fain, M.D.  . . . . . . .      35  Vice President, Systems Development
 Robert D. Gaffney . . . . . . . .      36  Vice President of Manufacturing
 Kevin T. Larkin . . . . . . . . .      47  Vice President of Marketing and Sales
 Stephen C. Masson . . . . . . . .      37  Vice President of Defibrillator Development
 Mark J. Meltzer . . . . . . . . .      46  Vice President, Patent Counsel
 Sandra L. Miller  . . . . . . . .      54  Vice President of Leads Operations
 Benjamin D. Pless . . . . . . . .      37  Vice President of Research and Technology Development
 Michael B. Sweeney  . . . . . . .      45  Vice President of Clinical Engineering and Regulatory Affairs

         Frank M. Fischer became President, Chief Executive Officer and a director of the Company in July 1987. From May 1977 until joining the Company, Mr. Fischer held various positions with Cordis Corporation ("Cordis"), a manufacturer of medical products, including cardiac pacemakers, serving most recently as President of the Implantable Products Division. Mr. Fischer is a director of Heartstream, Inc. and Heartport, Inc. Mr. Fischer holds an M.S. degree from Rensselaer Polytechnic Institute.

         John B. Allison joined the Company in April 1996 as Vice President of Quality Assurance and Regulatory Compliance. From 1992 until joining the Company, he was Corporate Senior Director of Quality Assurance of Nellcor Puritan Bennett Incorporated. From 1989 to 1992, he was managing consultant at Coopers & Lybrand. Mr. Allison holds a B.S. degree from Purdue University.

         Eric S. Fain, M.D. joined the Company in June 1987 as Manager of Clinical Research and was appointed Vice President, Systems Development in July 1996. Dr. Fain holds an M.D. degree from Stanford University School of Medicine.

         Robert D. Gaffney joined the Company in October 1987 as Manager of Manufacturing and was appointed Vice President of Manufacturing in October 1991. From June 1983 until joining the Company, he was employed by Cordis, serving most recently as Associate Manager of Mechanical Design and Engineering. Mr. Gaffney holds a B.S. degree from the Georgia Institute of Technology.

         Kevin T. Larkin joined the Company in February 1992 as Vice President of Marketing and Sales. Prior to joining the Company, he was Marketing Director of SciMed Life Systems, Inc., a manufacturer of balloon and guiding catheters for the treatment of cardiovascular disease. From October 1986 until December 1991, Mr. Larkin was with Medtronic, Inc. in both the pacing and interventional catheter sales and marketing groups, most recently as Director, Global Marketing for Medtronic Interventional. Before that, he was Director of Marketing and Sales of Cordis.

         Stephen C. Masson joined the Company in March 1987 as Project Engineer. From 1989 until April 1995, when he was appointed Vice President of Defibrillator Development, he held various engineering management positions. From January 1979 until joining the Company, Mr. Masson was an engineer in the Cardiac Pacemakers Instrument Design Division of Cordis. Mr. Masson holds a B.S. degree from the University of Miami.

         Mark J. Meltzer joined the Company in May 1992 as Vice President, Patent Counsel. From 1989 until joining the Company, he was Vice President, Patent Counsel of O'Neill, Inc., a manufacturer of products for aquatic sports. From 1983 to 1989 he was employed by Hughes Aircraft Company, a manufacturer of aerospace electronics products, where he served as Patent Counsel. Mr. Meltzer holds a J.D. degree from Hastings College of Law and a B.S.E.E. degree from the University of California at Berkeley.

         Sandra L. Miller joined the Company in April 1994 as Vice President of Leads Operations. From December 1992 until joining the Company, she was Product Development Manager for angioplasty products at Boston Scientific Corp. From 1987 through 1992, she was Manager of Manufacturing for Telectronics Pacing Systems, a manufacturer of medical products including cardiac pacemakers and defibrillators. Ms. Miller holds an M.S. degree from Purdue University.

         Benjamin D. Pless joined the Company in July 1985 as Director of Engineering and was appointed Vice President of Engineering in February 1986, and Vice President of Research and Technology Development in April 1995. From 1980 to 1984 he was employed by Intermedics, where he served as a Design Engineer and as Project Engineer for implantable antiarrhythmic devices. Mr. Pless holds a B.S.E.E. degree from the Massachusetts Institute of Technology.

         Michael B. Sweeney joined the Company in July 1985 as Vice President of Clinical Engineering. From 1979 to 1985, he was Director of Electrophysiologic Studies at Intermedics. From 1975 to 1979 he was employed by Rush Presbyterian St. Luke's Medical Center in Chicago, where he served as assistant director of the Pacemaker Surveillance Program. Mr. Sweeney holds a B.A. degree from Drake University.

ITEM 11.         EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth certain compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated executive officers of the Company for services rendered during each of the three fiscal years ended June 30, 1994, 1995 and 1996:


                                                                              Long Term
                                                                             Compensation
                                               Annual Compensation              Awards
                                           ---------------------------      -------------
                                                                              Securities
                                                                             Underlying
                                Fiscal                                         Options                All Other
Name and Principal Position     Year       Salary ($)     Bonus ($)(1)      (# of shares)          Compensation ($)
- ---------------------------     ------     ----------     ------------      -------------          ----------------
Frank M. Fischer,               1996       $315,000         $153,000            65,000               $  4,655(2)
President, Chief Executive      1995       $301,154         $108,000            65,000               $  1,500(2)
Officer and Director, Acting    1994       $276,058         $150,000              --                     --
CFO

Michael B. Sweeney,             1996       $212,000         $110,000            30,000               $  4,655(2)
Vice President of Clinical      1995       $200,769         $ 50,000            30,000               $  1,500(2)
Engineering and Regulatory      1994       $180,692         $ 75,000              --                     --
Affairs

Mark J. Meltzer,                1996       $193,113         $ 58,125            20,000               $  6,293(2)
Vice President, Patent          1995       $181,390         $ 30,000            15,000               $  1,500(2)
Counsel                         1994       $166,862         $ 45,000              --                     --

Kevin T. Larkin,                1996       $176,600         $ 95,400            20,000               $  4,749(2)
Vice President of Marketing     1995       $168,646         $ 45,000            20,000               $  1,500(2)
and Sales                       1994       $164,194         $ 75,000              --                 $ 69,542(3)

Stephen C. Masson (4)           1996       $164,999         $ 48,000            25,000               $  4,420(2)
Vice President of               1995       $ 42,404         $ 70,000            62,500               $  1,500(2)
Defibrillator Development       1994           --               --                --                     --

___________________

(1) Represents discretionary bonus payments determined by the Board of Directors or the compensation committee thereof.
(2)  Represents matching grants to salary deferral plan.
(3)  Represents relocation expenses paid to Mr. Larkin.
(4) Mr. Masson was promoted to Vice President of Defibrillator Development on April 3, 1995.

     Option Grants in Last Fiscal Year. The following table sets forth information with respect to options granted during fiscal 1996 to each executive officer named in the Summary Compensation Table above:

                                           Option Grants in Last Fiscal Year
- -----------------------------------------------------------------------------------------------------------------------
                                               % of Total
                               Number of         Options
                               Securities       Granted to                                  Potential Realizable Value
                               Underlying       Employees     Exercise or                    at Assumed Annual Rates of
                                Options         in Fiscal     Base Price     Expiration      Stock Price Appreciation
       Name                  Granted (#)(1)       Year          ($/Sh)          Date            for Option Term(2)
- ------------------          ---------------    ----------     ----------     ----------      ------------------------
                                                                                               5%($)         10%($)
                                                                                             --------      ----------
Frank M. Fischer                 65,000           6.4%          $15.63        7/01/06        $638,925      $1,619,163
Michael B. Sweeney               30,000           3.0%          $15.63        7/01/06        $294,889      $  747,306

Mark J. Meltzer                  20,000           2.0%          $15.63        7/01/06        $196,592      $  498,204
Kevin T. Larkin                  20,000           2.0%          $15.63        7/01/06        $196,592      $  498,204

Stephen C. Masson                25,000           2.5%          $15.63        7/01/06        $245,741      $  622,755

___________________

(1) All listed options were granted the Company's 1995 Stock Option Plan at an exercise price equal to the fair market value on the date of grant. These stock options vest as to 25% of the shares from the date of grant at the end of the first year and 1/48th of the shares per month thereafter, with full vesting occurring four years after the date of grant.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates mandated by the Securities and Exchange Commission's rules and do not represent an estimate or projection by the Company as to the future price of the Common Stock. The Company did not use an alternative formula for a grant date valuation, as the Company does not believe that any formula will determine with reasonable accuracy a present value based on future factors, which include factors that are unknown and may be volatile and/or outside the control of the Company.

         Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, information with respect to option exercises during fiscal 1996 and the value of unexercised options at June 30, 1996:


                                                                                             VALUE OF UNEXERCISED IN-THE-
                                                           NUMBER OF UNEXERCISED OPTIONS     MONEY OPTIONS AT
                                                           AT FISCAL YEAR-END:               YEAR-END $(2):
                                                           -----------------------------     ------------------------------
                         SHARES
                         ACQUIRED ON    VALUE
NAME                     EXERCISE       REALIZED (1)       EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
- ------------------       -----------    ------------       -----------     -------------     -----------      -------------
Frank M. Fischer               --             --             31,250           113,750         $171,044          $139,831

Michael B. Sweeney             --             --             22,500            52,500         $163,388           $64,538

Mark J. Meltzer                --             --             63,021            36,979           $3,281           $39,744

Kevin T. Larkin                --             --             89,375            50,625           $4,375           $43,025

Stephen C. Masson           9,750        $207,393            23,656            69,844          $34,569          $123,206

___________________

(1) Based on the closing price of the Company's Common Stock on the date of the exercise.
(2) Based on a fair market value of $17.13, which was the closing price of the Company's Common Stock on June 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1.   FINANCIAL STATEMENTS

               The following Financial Statements of Ventritex, Inc. and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference in the respective portions of the Registrant's 1996 annual report to stockholders and included in Exhibit 13.1 to this report:

                    Report of Ernst & Young LLP, Independent Auditors

                    Balance Sheets, June 30, 1996 and 1995

                    Statements of Operations, Years Ended June 30, 1996, 1995 and 1994

                    Statements of Stockholders' Equity, Years Ended June 30, 1996, 1995 and 1994

                    Statements of Cash Flows, Years Ended June 30, 1996, 1995 and 1994

                    Notes to Financial Statements

          2.   FINANCIAL STATEMENT SCHEDULES

               The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page S-1 of this Form 10-K.

               All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

          3.   EXHIBITS

               Refer to (c) below.

     (B)  REPORTS ON FORM 8-K

          The Company was not required to and did not file any reports on Form 8-K during the three months ended June 30, 1996.

     (C)  EXHIBITS

Exhibit
  No.                                    Description
- -------                                  -----------
   3.1(4)    Certificate of Incorporation filed October 24, 1994
   3.2(4)    Bylaws, as amended
   3.3(4)    Certificate of Designations of Rights, Preferences and Privileges of Series A
             Participating Preferred Stock
   3.4(4)    Preferred Shares Rights Agreement, dated as of August 16, 1994, as amended
   4.2(6)    Form of Convertible Subordinated Note (included in Exhibit 4.3)
   4.3(6)    Form of Indenture
  10.1(7)    Form of Indemnification Agreement for directors and officers

Exhibit
  No.                                   Description
- -------                                 -----------
  10.2A(3)   Amended 1985 Incentive Stock Option Plan and forms of agreements thereunder
  10.3(1)    1991 Employee Stock Purchase Plan
  10.4(1)    Representative Preferred Stock Purchase Agreement
  10.5(1)    Registration Rights Agreement dated November 22, 1991
  10.6(1)    Industrial Building Lease dated April 11, 1988 between the Registrant and J.J. and W., a general partnership (Building Lease) with First Amendment dated October 21, 1988 and second Amendment dated March 8, 1991
  10.6A(2)   Third Amendment dated May 1, 1992 and Fourth Amendment dated August 2, 1992, to Building Lease
  10.6B(5)   Fifth Amendment dated October 21, 1993, to Building Lease
  10.6C      Sixth Amendment dated October 11, 1995, to Building Lease
  10.9(1)    Agreement dated May 8, 1991 between the Registrant and Messrs. Grundfest, Gershman and Reznek
  10.10(1)   Agreement dated November 24, 1991 between the Registrant and Thomas J. Fogarty, M.D.
  10.11(2)*  License and  Covenant Not  to Sue  dated May  7, 1992,  effective February 11,  1992 between  the
             Registrant and Medtronic, Inc.
  10.12(3)*  License Agreement dated July  27, 1993 among the Registrant, Eli Lilly and Company and affiliates of Lilly
  10.13(3)*  Settlement and License Agreement dated July 27, 1993 among the Registrant, Telectronics Pacing
             Systems, Inc. and affiliates of Telectronics
  10.14(7)   1995 Stock Option Plan and forms of agreements thereunder
  10.15(7)   1995 Director Option Plan and forms of agreements thereunder
  11.1       Statement of Computation of Earnings Per Share
  13.1       Portions of Annual Report to Stockholders Incorporated by Reference
  23.1       Consent of Ernst & Young LLP, Independent Auditors
  24.1       Power of Attorney (see page 21)
  27.1       Financial Data Schedule

___________________

*   Confidential treatment granted.
(1) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-44360), as amended.

(2) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
(3) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(4) Incorporated by reference to Registrant's Registration Statement on Form 8-A (No. 0-19713) filed with the Securities and Exchange Commission on December 29, 1994.
(5) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.
(6) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 333-07651), as amended.
(7) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

    (D)  FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1996.

                                       VENTRITEX, INC.

                                       By:  /s/ FRANK  M. FISCHER
                                            -----------------------------------
                                            Frank M. Fischer
                                            President, Chief Executive Officer,
                                            Director and Acting Chief Financial
                                            Officer

                               POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints Frank M. Fischer and David R. Bunker, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


                  Name                                    Title                          Date
 -------------------------------------   -----------------------------------       ---------------
 PRINCIPAL EXECUTIVE OFFICER AND
 PRINCIPAL FINANCIAL OFFICER:            President, Chief Executive Officer,       August 14, 1996
                                         Director and Acting Chief Financial
 /s/ FRANK M. FISCHER                    Officer
 -------------------------------------
     Frank M. Fischer


 PRINCIPAL ACCOUNTING OFFICER:

 /s/ DAVID R. BUNKER                     Controller                                August 14, 1996
 -------------------------------------
     David R. Bunker

 /s/ RICHARD L. KARRENBROCK              Director                                  August 14, 1996
 -------------------------------------
     Richard L. Karrenbrock

                                         Director
 -------------------------------------
     C. Raymond Larkin, Jr.

 /s/ ROBERT R. MOMSEN                    Director                                  August 14, 1996
 -------------------------------------
     Robert R. Momsen

                                         Director
 -------------------------------------
     Walter J. McNerney

                                VENTRITEX, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                Balance at       Charges to                         Balance at
                                               Beginning of       Costs and       Deductions/         End of
                                                  Period          Expenses         Write-offs         Period
                                               ------------      ----------       -----------       ----------
                                                                        (In Thousands)
 Allowance for doubtful accounts:
    Year Ended June 30, 1994 . . . . . . .        $   65            $ 141                 --          $  206
    Year Ended June 30, 1995 . . . . . . .        $  206            $ 278                 --          $  484
    Year Ended June 30, 1996 . . . . . . .        $  484               --                 --          $  484

 Accrued warranty:
    Year Ended June 30, 1994 . . . . . . .        $  347            $ 788             $  (79)         $1,056
    Year Ended June 30, 1995 . . . . . . .        $1,056            $ 640             $  (49)         $1,647
    Year Ended June 30, 1996 . . . . . . .        $1,647            $ 136             $  (62)         $1,721

                                 EXHIBIT INDEX


Exhibit
  No.                           Description
- -------                         -----------
 10.6C     Sixth Amendment dated October 11, 1995, to Building Lease

 11.1      Statement Re: Computation of Per Share Losses

 13.1      Portions of Annual Report to Stockholders Incorporated by
           Reference

 23.1      Consent of  Ernst & Young LLP, Independent Auditors

 27.1      Financial Data Schedule