Form 10-K/A
period 1996-06-30
VENTRITEX INC
filed 1996-09-11
CIK 793354

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
     FOR THE FISCAL YEAR ENDED JUNE 30, 1996.

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
     FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-19713

                                VENTRITEX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                      77-0056340                        94086
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER                 (ZIP CODE)
INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No____

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

  (C) Exhibits

EXHIBIT
  NO.                                           DESCRIPTION
- -------      ---------------------------------------------------------------------------------
 3.1   (4)   Certificate of Incorporation filed October 24, 1994
 3.2   (4)   Bylaws, as amended
 3.3   (4)   Certificate of Designations of Rights, Preferences and Privileges of Series A
 3.4   (4)   Participating Preferred Stock Preferred Shares Rights Agreement, dated as of
             August 16, 1994, as amended
 4.2   (6)   Form of Convertible Subordinated Note (included in Exhibit 4.3)
 4.3   (6)   Form of Indenture
10.1   (7)   Form of Indemnification Agreement for directors and officers
10.2A  (3)   Amended 1985 Incentive Stock Option Plan and forms of agreements thereunder
10.3   (1)   1991 Employee Stock Purchase Plan
10.4   (1)   Representative Preferred Stock Purchase Agreement
10.5   (1)   Registration Rights Agreement dated November 22, 1991
10.6   (1)   Industrial Building Lease dated April 11, 1988 between the Registrant and J.J.
             and W., a general partnership (Building Lease) with First Amendment dated October
             21, 1988 and second Amendment dated March 8, 1991

EXHIBIT
  NO.                                           DESCRIPTION
- -------      ---------------------------------------------------------------------------------
10.6A  (2)   Third Amendment dated May 1, 1992 and Fourth Amendment dated August 2, 1992, to
             Building Lease
10.6B  (5)   Fifth Amendment dated October 21, 1993, to Building Lease
10.6C  +     Sixth Amendment dated October 11, 1995, to Building Lease
10.9   (1)   Agreement dated May 8, 1991 between the Registrant and Messrs. Grundfest,
             Gershman and Reznek
10.10  (1)   Agreement dated November 24, 1991 between the Registrant and Thomas J. Fogarty,
             M.D.
10.11  (2)*  License and Covenant Not to Sue dated May 7, 1992, effective February 11, 1992 between the Registrant and Medtronic, Inc.
10.12  (3)*  License Agreement dated July 27, 1993 among the Registrant, Eli Lilly and Company and affiliates of Lilly
10.13  (3)*  Settlement and License Agreement dated July 27, 1993 among the Registrant,
             Telectronics Pacing Systems, Inc. and affiliates of Telectronics
10.14  (7)   1995 Stock Option Plan and forms of agreements thereunder
10.15  (7)   1995 Director Option Plan and forms of agreements thereunder
11.1   +     Statement of Computation of Earnings Per Share
13.1         Portions of Annual Report to Stockholders Incorporated by Reference
23.1   +     Consent of Ernst & Young LLP, Independent Auditors
24.1   +     Power of Attorney
27.1   +     Financial Data Schedule


- ---------------
 *  Confidential treatment granted.


 +  Previously filed.


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

  (D) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of September, 1996.


                                          VENTRITEX, INC.


                                          By:                  *


                                            ------------------------------------
                                            Frank M. Fischer
                                            President, Chief Executive Officer,
                                            Director and Acting Chief Financial
                                            Officer


     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.



                    NAME                                   TITLE                    DATE
- ---------------------------------------------  -------------------------------------------------
       PRINCIPAL EXECUTIVE OFFICER AND
        PRINCIPAL FINANCIAL OFFICER:
                          *                    President, Chief Executive    September 11, 1996
- ---------------------------------------------  Officer, Director and Acting
              Frank M. Fischer                 Chief Financial Officer
        PRINCIPAL ACCOUNTING OFFICER:
            /s/  DAVID R. BUNKER               Controller                    September 11, 1996
- ---------------------------------------------
               David R. Bunker
                          *                    Director                      September 11, 1996
- ---------------------------------------------
           Richard L. Karrenbrock
                          *                    Director                      September 11, 1996
- ---------------------------------------------
           C. Raymond Larkin, Jr.
                          *                    Director                      September 11, 1996
- ---------------------------------------------
              Robert R. Momsen
                                               Director
- ---------------------------------------------
             Walter J. McNerney
      By:         /s/  DAVID R. BUNKER
- ---------------------------------------------
               David R. Bunker
              Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                      DESCRIPTION                                  PAGE
- -------      -----------------------------------------------------------------------
 3.1   (4)   Certificate of Incorporation filed October 24, 1994
 3.2   (4)   Bylaws, as amended
 3.3   (4)   Certificate of Designations of Rights, Preferences and Privileges of
             Series A
 3.4   (4)   Participating Preferred Stock Preferred Shares Rights Agreement, dated as of August 16, 1994, as amended
 4.2   (6)   Form of Convertible Subordinated Note (included in Exhibit 4.3)
 4.3   (6)   Form of Indenture
10.1   (7)   Form of Indemnification Agreement for directors and officers
10.2A  (3)   Amended 1985 Incentive Stock Option Plan and forms of agreements thereunder
10.3   (1)   1991 Employee Stock Purchase Plan
10.4   (1)   Representative Preferred Stock Purchase Agreement
10.5   (1)   Registration Rights Agreement dated November 22, 1991
10.6   (1)   Industrial Building Lease dated April 11, 1988 between the Registrant and J.J. and W., a general partnership (Building Lease) with First
             Amendment dated October 21, 1988 and second Amendment dated March 8,
             1991
10.6A  (2)   Third Amendment dated May 1, 1992 and Fourth Amendment dated August 2,
             1992, to Building Lease
10.6B  (5)   Fifth Amendment dated October 21, 1993, to Building Lease
10.6C  +     Sixth Amendment dated October 11, 1995, to Building Lease
10.9   (1)   Agreement dated May 8, 1991 between the Registrant and Messrs.
             Grundfest, Gershman and Reznek
10.10  (1)   Agreement dated November 24, 1991 between the Registrant and Thomas J.
             Fogarty, M.D.
10.11  (2)*  License and Covenant Not to Sue dated May 7, 1992, effective February
             11, 1992 between the Registrant and Medtronic, Inc.
10.12  (3)*  License Agreement dated July 27, 1993 among the Registrant, Eli Lilly and Company and affiliates of Lilly
10.13  (3)*  Settlement and License Agreement dated July 27, 1993 among the
             Registrant, Telectronics Pacing Systems, Inc. and affiliates of
             Telectronics
10.14  (7)   1995 Stock Option Plan and forms of agreements thereunder
10.15  (7)   1995 Director Option Plan and forms of agreements thereunder
11.1   +     Statement of Computation of Earnings Per Share
13.1         Portions of Annual Report to Stockholders Incorporated by Reference
23.1   +     Consent of Ernst & Young LLP, Independent Auditors
24.1   +     Power of Attorney
27.1   +     Financial Data Schedule

- ---------------
 *  Confidential treatment granted.

 +  Previously filed.

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