Form 10-Q
period 1996-09-30
VENTRITEX INC
filed 1996-11-07
CIK 793354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended September 30, 1996

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange
                                   Act of 1934
              For the transition period from__________to___________

                         Commission File Number: 0-19713

                                 VENTRITEX, INC.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                              77-0056340
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification Number)

         701 EAST EVELYN AVE., SUNNYVALE, CA                  94086
       (Address of principal executive office)              (Zip Code)

                                 (408) 738-4883
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Number of shares outstanding of the registrant's common stock, par value $.001 per share, as of September 30, 1996: 20,940,044

                                      INDEX



                                 VENTRITEX, INC.


PART I.     FINANCIAL INFORMATION                                                        PAGE NO.
Item 1.     Consolidated Condensed Financial Statements and Notes
            (Unaudited)

            Consolidated Condensed Balance Sheets - September 30, 1996 and
            June 30, 1996                                                                  3

            Consolidated Condensed Statements of Operations - for the three
            months ended September 30, 1996 and 1995                                       4

            Consolidated Condensed Statements of Cash Flows - for the three
            months ended September 30, 1996 and 1995                                       5

            Notes to Consolidated Condensed Financial Statements                           6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                             15


Item 6.     Exhibits and Reports on Form 8-K                                              15

SIGNATURES                                                                                16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                                 VENTRITEX, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                             September 30,        June 30,
                                                                                 1996              1996
                                                                               ---------        ---------
                                                                              (Unaudited)      (see Note 1)

                                                   ASSETS
Current assets:
  Cash and cash equivalents                                                    $  35,223        $   9,299
  Short-term investments                                                          33,838           13,254
  Accounts receivable, net                                                        10,239           10,658
  Inventories                                                                     16,270           15,427
  Other current assets                                                             2,301            1,349
                                                                               ---------        ---------
      Total current assets                                                        97,871           49,987
Property, plant and equipment, net                                                21,253           22,655
Debt issuance costs                                                                2,071             --
Other assets                                                                         818              819
                                                                               ---------        ---------

      Total assets                                                             $ 122,013        $  73,461
                                                                               =========        =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $   7,995        $   8,027
  Accrued employee compensation                                                    3,044            2,548
  Accrued royalties                                                                2,007            1,869
  Accrued warranty                                                                 1,754            1,721
  Other accrued expenses                                                           4,028            4,409
  Deferred other income                                                              927              927
                                                                               ---------        ---------
      Total current liabilities                                                   19,755           19,501
Commitments and contingencies
Convertible subordinated notes                                                    57,500             --
Stockholders' equity:
  Preferred stock, par value $.001, 5,000 shares
    authorized, none issued and outstanding
  Common stock, par value $.001, 35,000 shares
    authorized, 20,940 shares and 20,878 shares issued and outstanding
    on September 30, 1996 and June 30, 1996, respectively                             21               21
  Additional paid-in capital                                                     159,627          158,900
  Accumulated deficit                                                           (114,890)        (104,961)
                                                                               ---------        ---------
      Total stockholders' equity                                                  44,758           53,960
                                                                               ---------        ---------

      Total liabilities and stockholders' equity                               $ 122,013        $  73,461
                                                                               =========        =========


            See Notes to Consolidated Condensed Financial Statements

                                 VENTRITEX, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended
                                                       September 30,
                                                   1996             1995
                                                 --------        --------
Net sales                                        $ 18,610        $ 14,225
Cost of sales                                      10,411          15,365
                                                 --------        --------

   Gross profit (loss)                              8,199          (1,140)

Operating expenses:
   Research and development                         8,605           7,094
   Selling, general and administrative              9,711           8,990
                                                 --------        --------

     Total operating expenses                      18,316          16,084
                                                 --------        --------

     Loss from operations                         (10,117)        (17,224)

Other income (expense):
   Interest income                                    608             993
   Interest expense                                  (358)           --
   Other expense                                      (62)             (1)
                                                 --------        --------

     Other income, net                                188             992

Loss before provision for income taxes             (9,929)        (16,232)

Provision for income taxes                           --              --
                                                 --------        --------

Net loss                                         $ (9,929)       $(16,232)
                                                 ========        ========

Net loss per share                               $  (0.47)       $  (0.79)
                                                 ========        ========

Weighted average common shares outstanding         20,908          20,671


            See Notes to Consolidated Condensed Financial Statements

                                 VENTRITEX, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                     1996                 1995
                                                                   --------        --------
Operating activities:
   Net loss                                                        $ (9,929)       $(16,232)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                    2,712           2,388
     Changes in operating assets and liabilities:
       Accounts receivable                                              419           3,403
       Inventories                                                     (843)          2,766
       Prepaid expenses and other current assets                       (952)            407
       Other assets                                                  (2,123)           --
       Accounts payable, accrued warranty, and other
         accrued expenses                                              (380)          2,505
       Accrued employee compensation                                    496            (449)
       Accrued royalties                                                138            (557)
                                                                   --------        --------

         Net cash used in operating activities                      (10,462)         (5,769)

Investing activities:
   Purchase of short-term investments                               (25,454)         (9,724)
   Proceeds from sale of short-term investments                       4,870          24,438
   Acquisition of equipment and leasehold improvements               (1,257)         (3,541)
                                                                   --------        --------

         Net cash provided by (used in) investing activities        (21,841)         11,173

Financing activities:
   Proceeds from sale of common stock                                   727             630
   Proceeds from issuance of Convertible
     Subordinated Notes                                              57,500            --
                                                                   --------        --------

         Net cash provided by financing activities                   58,227             630

Increase in cash and cash equivalents                                25,924           6,034

Cash and cash equivalents at beginning of period                      9,299          34,942
                                                                   --------        --------

Cash and cash equivalents at end of period                         $ 35,223        $ 40,976
                                                                   ========        ========


            See Notes to Consolidated Condensed Financial Statements

                                 VENTRITEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The financial statements should be read in conjunction with the audited financial statements included in Ventritex Inc.'s (the Company's) Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1997.

NOTE 2:  CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                                         September 30, 1996   June 30, 1996
                                         ------------------   -------------
                                             (Unaudited)
                                                     (In thousands)
Inventories:
     Raw materials                             $  9,168        $  7,895
     Work-in-process                              3,293           3,091
     Finished goods                               3,809           4,441
                                               --------        --------

                                               $ 16,270        $ 15,427
                                               ========        ========

Property, plant and equipment:
     Equipment                                 $ 45,613        $ 44,347
     Leasehold improvements                       7,205           7,182
     Construction in process                        923             978
                                               --------        --------
                                                 53,741          52,507
     Less:  Accumulated depreciation and
          amortization                          (32,488)        (29,852)
                                               --------        --------

                                               $ 21,253        $ 22,655
                                               ========        ========


         The Company classifies all its short-term investments as available-for-sale securities. Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity net of related tax effects. Realized gains and losses are included in investment income. The cost of all securities sold is based on the specific identification method.

         The Company's short-term investments mature within twelve months and the amounts of unrealized gains or losses are immaterial.

NOTE 3:  NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants, if dilutive. Common equivalent shares from stock options were excluded from the computation for the three months ended September 30, 1995 and September 30, 1996, as their effect is antidilutive.

NOTE 4:  INCOME TAXES

         The Company has established a valuation allowance for deferred tax assets resulting from operating losses incurred in fiscal 1997 and 1996; accordingly, no tax benefits have been recorded.

NOTE 5:  LITIGATION

         The Company is currently in litigation with one of its competitors, Intermedics, Inc. In response to threats from Intermedics, the Company filed a declaratory judgment action in the United States District Court in the Northern District of California in January 1993, asking the court to declare that certain patents which Intermedics had asserted were being infringed by the Company were, in fact, invalid, unenforceable or not infringed. Intermedics then filed several actions in the United States District Court in the Southern District of Texas alleging infringement by the Company of nine Intermedics patents. Initially, this litigation was focused on procedural issues relating to whether the dispute would be tried in California or Texas. On October 12, 1994, the United States District Court for the Northern District of California denied Intermedics motion to transfer Ventritex's pending suits to Texas and granted Ventritex's motion to enjoin Intermedics from further prosecution of its aforementioned suits in Texas. The United States District Court for the Southern District of Texas thereafter issued an order transferring to California all of the Texas cases which Intermedics had served upon Ventritex. The Court has indicated that the trial in connection with the above described actions will begin May 5, 1997.

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

         In the above actions, Intermedics seeks judgments against Ventritex for damages, attorneys' fees and injunctive relief. It is expected that Intermedics will, during the course of the litigation, seek to obtain various types of pretrial relief which include, but are not limited to, summary judgments, dismissals of Ventritex's claims and preliminary injunctions. In January 1995, Intermedics filed a motion for partial summary judgment and for issuance of a preliminary injunction based on alleged infringement of one of its patents. Ventritex vigorously contested these motions and requested the United States Patent and Trademark Office to conduct a re-examination of claim 28 of Intermedics U.S. Patent No. 4,880,005 upon which these motions are based. On August 5, 1996 the United States Patent and Trademark Office reissued the 4,880,005 patent with claim 28 intact. Intermedics has recently renewed its efforts to obtain partial summary judgment and a preliminary injunction. In October 1996, the Special Master recommended that the Court enter partial summary judgment confirming that Ventritex may not challenge the validity of the 4,880,005 patent, but that claim interpretation and infringement issues remain for trial. The Court has not yet entered an order deciding this issue. The preliminary injunction motion has been partially briefed but has been taken off calendar without any recommendation. On June 6, 1996, Intermedics filed with the United States Patent and Trademark Office a request for reexamination of U.S. Patent No. 4,830,006 and on June 7, 1996, Intermedics filed a request for reexamination of U.S. Patent No. 4,913,145. Both patents are being asserted by Intermedics against the Company. The requests are based on references identified by Ventritex as being pertinent to the patents in response to discovery requests by Intermedics. The Company filed a separate request for reexamination of U.S. Patent No. 4,830,006 on September 5, 1996 presenting the Company's argument of invalidity. Both requests for reexamination of the 4,830,006 patent have been granted, and the two reexamination proceedings on this patent were merged October 24, 1996.

         Since the Company brought a declaratory relief action against Intermedics in January 1993, Intermedics has filed suits against the Company's two principal competitors, Medtronic and Cardiac Pacemakers, Inc., alleging infringement of several of the same patents which it has asserted against the Company. None of these actions has yet been set for trial. The Company has been informed that Intermedics has recently agreed to a settlement by which Medtronic, Inc. would receive a license to Intermedics' patents.

         In addition to its patent infringement claims, Intermedics had previously alleged trade secret misappropriation and related acts by the Company and two of its officers, who were formerly employees of Intermedics. In this lawsuit, the Company filed counterclaims against Intermedics for infringement of two of Ventritex's patents. These counterclaims are still pending. Certain of the trade secret misappropriation and related claims were tried in 1992 before a United States District Court jury in San Francisco. The jury returned a unanimous verdict in favor of the Company and its officers and found that Intermedics had acted in bad faith in continuing to pursue the trade secret misappropriation claims. The Court set aside the bad faith portion of the verdict based on Intermedics' claim of an erroneous jury instruction. A new trial on the bad faith issue has been ordered, but no trial date has been set. The judgment dismissed all of Intermedics trade secret claims against the Company and its officers and was affirmed on appeal. See note 7.

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

NOTE 6: CONVERTIBLE SUBORDINATED NOTES

         In the first quarter the Company issued $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock at a conversion rate of
58.1818 shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $17.188 per share). The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. As of September 30, 1996, the Company had no outstanding indebtedness that would have constituted senior indebtedness.

NOTE 7:  SUBSEQUENT EVENT

         On October 22, 1996 Ventritex, St. Jude Medical, Inc. ("St. Jude") and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude ("Pacesetter") executed a definitive agreement providing for the merger of Ventritex into Pacesetter. In the merger, each outstanding share of Ventritex common stock will be converted into .6 of a share of St. Jude common stock. The merger is subject to St. Jude's prior completion of the acquisition of substantially all of the cardiac rhythm management assets, including intellectual property rights, of Telectronics Pacing Systems Inc., Ventritex stockholder approval, expiration of the applicable Hart-Scott-Rodino waiting period and other customary conditions. In connection with the merger, Ventritex will repurchase at least 200,000 shares of its stock on the open market. St. Jude also has entered into an agreement with Intermedics which provides, among other things, for the settlement of all outstanding litigation between Ventritex and Intermedics upon completion of the merger and for royalty-free (except as to certain third party patent agreements) cross-license agreements for cardiac stimulation devices covering both Ventritex and Intermedics patents.

ITEM 2.

                                 VENTRITEX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception, Ventritex and its subsidiaries ("the Company") have engaged in the design, development, manufacture and sale of implantable defibrillators and related products. In April 1993, the United States Food and Drug Administration ("FDA") approved the Company's Premarket Approval Application ("PMA") for commercial release of the Cadence(R) V-100 system. In July 1994, the FDA approved the Company's PMA Supplements for the Cadence V-110 system, a smaller, lighter version of the Cadence V-100. In December 1995, the FDA approved a PMA Supplement for the Cadet(R) V-115 defibrillator system for abdominal implantation only. In May 1996, the FDA approved a PMA Supplement to label the Cadet V-115 for pectoral implantation. Also in May 1996, the FDA approved a PMA Application for the TVL(R) transvenous lead system. The Cadet V-115 is smaller and lighter than the Cadence V-100 and V-110 implantable defibrillators but has the same or improved functional and performance characteristics. In September 1996, the FDA approved a PMA Supplement for the Contour(TM) V-145 defibrillator system. The Contour V-145 is smaller and lighter than the Cadet V-115 implantable defibrillator and has the same functional and performance characteristics. In July 1996, the Company submitted a PMA Supplement for the high voltage can versions of the Cadet and Contour. The high voltage can utilizes the defibrillator case as the second electrode.

         In March 1995, the FDA approved the commercial release of new defibrillators manufactured by Cardiac Pacemakers, Inc. ("CPI"), a subsidiary of Guidant Corporation, and Medtronic, Inc. ("Medtronic"), which are small enough to allow pectoral implantation, rather than abdominal implantation, in suitable patients. Until receipt of regulatory approval relating to the Cadet in May 1996, the Company could not offer an implantable defibrillator labeled for pectoral implantation in patients in the United States. Commercial release of pectorally implantable defibrillators significantly increased competition in the implantable defibrillator market and resulted in a significant decline in the Company's market share and sales of the Company's products. The Company now has products, the Cadet and Contour, which it believes are competitive; however, there can be no assurance that the Company's products will compete successfully with products currently manufactured by others or future products under development by competitors which have new features, such as dual chamber and rate-responsive pacing capabilities.

         Medtronic and CPI have regulatory approval of and are commercially marketing single-lead transvenous lead systems. In May 1996, the Company began marketing the TVL transvenous lead system, a dual-lead system. Some physicians prefer a single-lead system due to the perceived ease of implanting such a system as compared to a dual-lead system. The Company is engaged in clinical trials of single-lead transvenous defibrillation lead systems and must receive regulatory approval prior to commercialization. There can be no assurance as to when or whether the company will receive regulatory approval for these systems. To date, a large percentage of the Company's sales of defibrillators have been at the direction of physicians who used the Company's defibrillators in combination with commercially available transvenous lead systems supplied by the Company's competitors. Therefore, there can be no assurance that physicians will purchase transvenous lead systems for which the Company obtains regulatory approval. In particular, physicians preferring single-lead systems may choose to continue to combine competitors' transvenous leads with the Company's defibrillators, at least until such time as the Company obtains PMA approval for its single-lead systems. Furthermore, there can be no assurance that manufacturers of competing transvenous lead systems will not attempt to discourage or prevent use of their leads with the Company's defibrillators through product labeling, availability, pricing or other means. In general, unless the FDA-approved labeling includes use with any transvenous lead system sold by its competitors, the FDA or other government agencies may take further actions, including restrictions on reimbursement, to restrict the combination of the Company's defibrillators with such transvenous lead systems. Such actions could make the Company's defibrillators, including both the Cadet and the Contour, less attractive to physicians and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company incurred net losses from its inception in January 1985 through the year ended June 30, 1993, incurred net losses from the fourth quarter of fiscal 1995 through the first quarter of fiscal 1997, currently expects to incur a net loss for the second quarter and may incur a net loss for fiscal 1997. If the Company is unable to manufacture significant quantities of the Contour on a timely basis or at all, the Company's results of operations could be adversely affected. Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors including timing of regulatory approvals, market acceptance of the Company's products, introductions of new products with advanced features by the Company or its competitors, technological advances in the treatment of arrhythmias, the outcome of intellectual property litigation and competition.

         The segment of the medical device market that includes implantable defibrillators has been characterized by extensive litigation regarding patents and other intellectual property rights. The Company has resolved intellectual property disputes to date through licensing arrangements when appropriate and on terms it believes to be commercially reasonable. Under certain agreements, Ventritex pays royalties based on commercial sales of implantable defibrillator systems. The Company anticipates that such royalties will continue for future implantable defibrillator systems developed by the Company. Additionally, the agreements do not include all patents that may be issued to the licensors, thus future patent disputes with these companies are possible. Certain of these licenses contain significant restrictions that may have the effect of preventing or substantially impeding an acquisition of, change-of-control of, or certain minority investments in, the Company. Such restrictions include the possible termination of various licenses to the Company and the requirement that the Company make a substantial payment to one of the licensors upon such event. Intermedics, Inc. has filed claims against the Company for patent infringement which are still pending, and there can be no assurance that other parties will not institute additional litigation against the Company.

         The foregoing statements regarding the Company's defibrillators, transvenous lead systems and the period of time for which the Company expects to incur additional losses are forward-looking and involve risks and uncertainties, such as those noted above, which could cause actual results of the Company to differ materially.

         On October 22, 1996 Ventritex, St. Jude Medical, Inc. ("St. Jude") and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude ("Pacesetter") executed a definitive agreement providing for the merger of Ventritex into Pacesetter. In the merger, each outstanding share of Ventritex common stock will be converted into .6 of a share of St. Jude common stock. The merger is subject to St. Jude's prior completion of the acquisition of substantially all of the cardiac rhythm management assets, including intellectual property rights, of Telectronics Pacing Systems Inc., Ventritex stockholder approval, expiration of the applicable Hart-Scott-Rodino waiting period and other customary conditions. In connection with the merger, Ventritex will repurchase at least 200,000 shares of its stock on the open market. St. Jude also has entered into an agreement with Intermedics which provides, among other things, for the settlement of all outstanding litigation between Ventritex and Intermedics upon completion of the merger and for royalty-free (except as to certain third party patent agreements) cross-license agreements for cardiac stimulation devices covering both Ventritex and Intermedics patents.

RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 1997 were $18.6 million, an increase of $4.4 million, or 31%, from $14.2 million in the corresponding period of fiscal 1996 as a result of increased unit shipments and higher average unit pricing. The number of defibrillators shipped in the current fiscal quarter was approximately 10% higher than in the same period of the prior fiscal year, while average unit prices increased approximately 18% from the same period of the prior fiscal year. Average unit prices increased due to increased sales of defibrillation lead systems and the impact of a direct sales subsidiary in Germany. Compared with the fourth quarter of fiscal 1996, net sales for the first quarter of fiscal 1997 rose 8%. Sales invoiced in foreign currencies were approximately 9% of total net sales in the first quarter of fiscal 1997, while no such sales were included in the first quarter of fiscal 1996. The Company currently does not hedge the risk of currency exchange rate fluctuations.

         Gross profit for the first quarter of fiscal 1997 was a profit of $8.2 million compared to a loss of $1.1 million in the first quarter of fiscal 1996. The increase is due to lower inventory provisions, higher average unit pricing and increased unit shipments, partially offset by increased spending associated with capacitor manufacturing in the most recent quarter. The first quarter of fiscal 1996 included a provision of $7.5 million for potentially excess inventory and cancellation of purchase commitments for components, compared to a provision of $1.2 million in fiscal 1997.

         Gross margins have fluctuated historically due to variations in production volume, manufacturing efficiencies, product obsolescence, new product introductions by the Company or its competitors, royalty rates, warranty expense, component price fluctuations, competitive pricing and other factors. Gross profits may fluctuate in the future in both dollar amount and as a percentage of net sales due to these and other factors, including component part availability, regulatory actions and changes in reimbursement policies by either government or private insurance companies.

         The Company typically manufactures to its internal sales forecast, fills orders as received and has no significant backlog of orders for its products. In addition, major components of the Company's defibrillator systems require firm purchase commitments (which may not be cancellable) well in advance of the anticipated delivery of such components. As a result, failure to accurately anticipate future demand may result in substantial excess inventory, significant cancellation costs for purchase commitments, or inability to meet demand for the Company's products and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         There can be no assurance that future production problems will not be encountered in expanding production of the Contour and the TVL or establishing production of other new products currently under development. Failure to manufacture new or existing products on a timely and cost-effective basis could result in substantial unanticipated expenses, delays in the commercial availability of such products, and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Operating expenses were $18.3 million in the first quarter of fiscal 1997, a 14% increase over the $16.1 million of such expenditures in the first quarter of fiscal 1996.

         Research and development expenses increased approximately 21% to $8.6 million in the first fiscal quarter of 1997 compared to $7.1 million during the corresponding period of fiscal 1996. The increase in spending is primarily due to increases in the number of employees involved in research and development activities as well as costs incurred associated with early production stages on the Contour defibrillator system in addition to design costs for future products. The Company's research and development expenses relate to various research, product development, process development, clinical trial and quality assurance activities. Ventritex plans to continue to invest in research and development and expects such expenses to increase in dollar amount in the future.

         Selling, general and administrative expenses totaled $9.7 million in the first quarter of fiscal 1997 compared to $9.0 million during the corresponding period of fiscal 1996. The increase in spending reflects increases in the costs of direct operations in Europe, amortization of costs of external equipment to support defibrillators (which are supplied to customers on long-term loan, typically at no charge, in accordance with industry practice), an increase in the number of employees, and travel costs partially offset by decreases in insurance and legal expenses. Legal expenses are expected to increase in future quarters as the Intermedics litigation trial date approaches. See footnote 7 of the Consolidated Condensed Financial Statements.

         Interest income was $0.6 million and $1.0 million in the first quarter of fiscal 1997 and 1996, respectively, reflecting changes in invested cash balances and interest rates. Interest expense in fiscal 1997 was $0.4 million and resulted from the issuance of $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001. Other expense in fiscal 1997 was primarily due to amortization of issuance costs for the notes. Both interest and amortization expense will increase in the second fiscal quarter, since the notes were issued at approximately the middle of the first fiscal quarter.

         The Company has established a valuation allowance for deferred tax assets resulting from operating losses incurred in fiscal 1997 and 1996; accordingly, no tax benefits have been recorded.

FLUCTUATIONS IN QUARTERLY RESULTS; PROFITABILITY UNCERTAIN; VOLATILITY OF STOCK PRICE

         Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors including market acceptance of the Company's products, introductions of new products with advanced features by the Company or its competitors, timing of regulatory approvals, technological advances in the treatment of arrhythmias, the outcome of intellectual property litigation and competition. Sales have fluctuated significantly in the past, especially in fiscal 1995 and fiscal 1996, as competitors introduced products with advanced features. The Company's gross margins will be dependent on production volumes, manufacturing efficiencies, royalties under patent license agreements, warranty expense, component price fluctuations, competitive pricing, varying product sales mix and other factors. There can be no assurance that gross margins will improve in the future. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based, in part, on anticipated orders. Any inability to adjust spending quickly enough to compensate for revenue shortfalls may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Furthermore, there can be no assurance that the Company will achieve profitability in the future or that profitability, if achieved, will be sustained.

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

         In addition, the Company's stock price may be affected by matters which relate to the Company's pending merger into Pacesetter, including consummation of St. Jude's acquisition of substantially all of the cardiac rhythm management assets of Telectronics Pacing Systems, Inc., Ventritex stockholder approval, expiration of the applicable Hart-Scott-Rodino waiting period and other customary conditions.

         Substantially all of the shares of Common Stock held by current stockholders of the Company are eligible for immediate sale in the public market, subject in some cases to the public information, manner of sale, volume limitation and notice of sale provisions of federal securities laws. Future sales of such shares could lead to a decline in the market price of the Common Stock.

         The foregoing statements regarding the Company's operating results are forward-looking and involve risks and uncertainties, such as those noted above, which could cause actual results of the Company to differ materially.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments totaled $69.1 million compared to $22.5 million at June 30, 1996. The $55.4 million net proceeds of the sale of $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001 and proceeds from exercise of stock options and an employee stock purchase plan were partially offset by cash used in operations and investments in capital equipment of $1.3 million. Cash used in operations is primarily attributable to the net loss of $9.9 million.

         The Company's liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's existing and future products gain market acceptance, the duration and magnitude of operating losses, FDA regulatory actions, changes in health care reimbursement policies and intellectual property litigation to which the Company is or may become a party. In connection with the merger, the Company will repurchase at least 200,000 shares of its stock on the open market. If the merger is not consummated, the Company believes that its existing cash, cash equivalents and short-term investment balances, combined with cash forecasted to be generated from operations, will be sufficient to meet its capital requirements for the foreseeable future. Should fiscal 1997 results of operations fall significantly short of forecasted levels, the Company could consider either seeking additional capital or restructuring its operations. In addition, the Company may use other means of financing, including the issuance of equity securities or debt, if necessary or financially advantageous. The foregoing statements regarding the sufficiency of the Company's capital resources to meet its liquidity needs are forward-looking and involve risks and uncertainties, such as those noted above, which could cause actual results of the Company and the period of time for which such capital resources are sufficient to differ materially.

                                 VENTRITEX, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 5 to the Consolidated Financial Statements set forth under
Item 1 of Part I.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a)        Exhibits
                                                                   Sequentially
    Exhibit                                                         Numbered
    Number                 Description                               Page

       11.1   Statement of Computation of Net Income Per Share

       b)     Reports on Form 8-K

              A Form 8-K was filed on October 29, 1996 in connection with the Company's Agreement and Plan of Merger with St. Jude Medical, Inc. and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude Medical, Inc.

                                 VENTRITEX, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 5, 1996                              VENTRITEX, INC.





                                              /s/ Frank M. Fischer
                                              ---------------------------------
                                              Frank M. Fischer
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)



                                              /s/ David R. Bunker
                                              ---------------------------------
                                              David R. Bunker
                                              Controller
                                              (Chief Accounting Officer)