Form 10-K/A
period 1996-06-30
VENTRITEX INC
filed 1997-01-15
CIK 793354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     On August 15, 1996, Ventritex, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended June 30, 1996, with the Securities and Exchange Commission (the "Commission").

     On September 11, 1996, the Company filed with the Commission its first amended Annual Report on Form 10-K/A, together with Exhibit 13.1 thereto, as amended. The sole purpose for filing the first amended Annual Report was to amend certain portions of Exhibit 13.1 thereto (Portions of Annual Report to Stockholders Incorporated by Reference) in order to reflect the August 21, 1996 completion of the Company's offering of $57,500,000 aggregate principal amount of 5 3/4% Convertible Subordinated Notes due August 15, 2001. Accordingly, the first amended Annual Report on Form 10-K/A consisted only of the cover page, the signature page and Exhibit 13.1, as amended.

     The Company is now filing with the Commission its second amended Annual Report on Form 10K/A, together with Financial Statement Schedule II and Exhibit
13.1 hereto, each as amended. The two purposes for filing the second amended Annual Report are: (1) to amend Financial Statement Schedule II (Valuation and Qualifying Accounts) to include data relating to inventory reserves for the years ended June 30, 1994, 1995 and 1996; and (2) to amend Exhibit 13.1 thereto (Portions of Annual Report to Stockholders Incorporated by Reference) to include the Report of Ernst & Young LLP, Independent Auditors as of July 25, 1996, except as to Note 10, for which the date is August 21, 1996. The second amended Annual Report also includes a Consent of Ernst & Young LLP, Independent Auditors, dated January 10, 1997.

     For ease of reference, this second amended Annual Report contains all of the information required to be set forth in an Annual Report on Form 10-K.

                                VENTRITEX, INC.

                                     INDEX

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.................................................................................     1
          Item 1.    BUSINESS..........................................................     1
                     The Company.......................................................     1
                     Background........................................................     1
                     Market............................................................     2
                     Implantable Defibrillators........................................     2
                     Transvenous Lead Systems..........................................     3
                     Products..........................................................     3
                     Research and Development..........................................     6
                     Clinical Engineering, Marketing and Sales.........................     6
                     Manufacturing.....................................................     7
                     Product Warranty..................................................     7
                     Competition.......................................................     8
                     Third Party Reimbursement.........................................     9
                     Patents and Proprietary Rights....................................     9
                     Government Regulation.............................................    11
                     Employees.........................................................    12
                     Additional Risk Factors...........................................    13
          Item 2.    PROPERTIES........................................................    15
          Item 3.    LEGAL PROCEEDINGS.................................................    15
          Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    16

PART II................................................................................    16
          Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                     MATTERS...........................................................    16
          Item 6.    SELECTED FINANCIAL DATA...........................................    17
          Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS.............................................    17
          Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    17
          Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE..............................................    17

PART III...............................................................................    17
          Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................    17
          Item 11.   EXECUTIVE COMPENSATION............................................    19
          Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....    20
          Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    20

PART IV................................................................................    21
          Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                     8-K...............................................................    21

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

     Cadence(R), Cadet(R), HVS(R), TVL(R) and Ventritex(R) are registered trademarks of the Company and ContourTM and SPLTM are trademarks of the Company. This Prospectus also includes trademarks of companies other than the Company.

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

PRODUCTS

     The Cadet implantable defibrillator system consists of a Cadet microprocessor-based implantable defibrillator; sensing/pacing and defibrillation leads that connect the Cadet defibrillator to the patient's heart; the Programmer, a customized personal computer that the electrophysiologist uses to program the defibril-lator's operating parameters during and after the implant and to retrieve information from the device after implant; and the High Voltage Stimulator ("HVS-02") that the electrophysiologist may use during the implant procedure to ensure proper placement of the leads, to determine the level of energy needed to defibrillate the patient, and to perform testing before implanting the Cadet defibrillator.

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

     The following table shows for the periods indicated the high and low sales prices for the Common Stock as reported by the Nasdaq National Market.

                                                                               HIGH     LOW
                                                                               ----     ----
FISCAL YEAR ENDED JUNE 30, 1995
  First quarter..............................................................  $26 1/2  $16 1/2
  Second quarter.............................................................  29 3/4   18 1/4
  Third quarter..............................................................  31 3/4   17 1/4
  Fourth quarter.............................................................  19 3/4     13
FISCAL YEAR ENDED JUNE 30, 1996
  First quarter..............................................................  $24 1/4  $15 1/2
  Second quarter.............................................................  24 3/8   16 7/8
  Third quarter..............................................................  20 1/8   12 7/8
  Fourth quarter.............................................................  20 3/4   14 7/8
FISCAL YEAR ENDING JUNE 30, 1997
  First quarter (through August 5, 1996).....................................  $19 1/8  $12 1/2

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

     The executive officers of the Registrant, who are elected by the board of directors, and their ages as of June 30, 1996 and principal positions are as follows:

                   NAME                      AGE                    POSITION
-------------------------------------------  ---   -------------------------------------------
Frank M. Fischer...........................  54    President, Chief Executive Officer, Acting
                                                   Chief Financial Officer
Eric S. Fain, M.D..........................  35    Vice President, Systems Development
Robert D. Gaffney..........................  36    Vice President of Manufacturing
Kevin T. Larkin............................  47    Vice President of Marketing and Sales
Stephen C. Masson..........................  37    Vice President of Defibrillator Development
Mark J. Meltzer............................  46    Vice President, Patent Counsel
Sandra L. Miller...........................  54    Vice President of Leads Operations
Benjamin D. Pless..........................  37    Vice President of Research and Technology
                                                   Development
Michael B. Sweeney.........................  45    Vice President of Clinical Engineering and
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

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth certain compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated executive officers of the Company for services rendered during each of the three fiscal years ended June 30, 1994, 1995 and 1996:

                                                                              LONG TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                            -------------
                                                                             SECURITIES
                                                    ANNUAL COMPENSATION      UNDERLYING
                                         FISCAL   -----------------------      OPTIONS         ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR    SALARY($)   BONUS($)(1)   (# OF SHARES)   COMPENSATION($)
---------------------------------------  ------   ---------   -----------   -------------   ---------------
Frank M. Fischer.......................   1996    $ 315,000    $ 153,000        65,000          $ 4,655(2)
  President, Chief Executive              1995    $ 301,154    $ 108,000        65,000          $ 1,500(2)
  Officer and Director, Acting            1994    $ 276,058    $ 150,000            --               --
  CFO
Michael B. Sweeney.....................   1996    $ 212,000    $ 110,000        30,000          $ 4,655(2)
  Vice President of Clinical              1995    $ 200,769    $  50,000        30,000          $ 1,500(2)
  Engineering and Regulatory              1994    $ 180,692    $  75,000            --               --
  Affairs
Mark J. Meltzer........................   1996    $ 193,113    $  58,125        20,000          $ 6,293(2)
  Vice President, Patent                  1995    $ 181,390    $  30,000        15,000          $ 1,500(2)
  Counsel                                 1994    $ 166,862    $  45,000            --               --
Kevin T. Larkin........................   1996    $ 176,600    $  95,400        20,000          $ 4,749(2)
  Vice President of Marketing             1995    $ 168,646    $  45,000        20,000          $ 1,500(2)
  and Sales                               1994    $ 164,194    $  75,000            --          $69,542(3)
Stephen C. Masson(4)...................   1996    $ 164,999    $  48,000        25,000          $ 4,420(2)
  Vice President of                       1995    $  42,404    $  70,000        62,500          $ 1,500(2)
  Defibrillator Development............   1994           --           --            --               --

---------------
(1) Represents discretionary bonus payments determined by the Board of Directors or the compensation committee thereof.

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

(4) Mr. Masson was promoted to Vice President of Defibrillator Development on April 3, 1995.

     Option Grants in Last Fiscal Year. The following table sets forth information with respect to options granted during fiscal 1996 to each executive officer named in the Summary Compensation Table above:

                                                       OPTION GRANTS IN LAST FISCAL YEAR
                            ----------------------------------------------------------------------------------------
                                                                                              POTENTIAL REALIZABLE
                                               % OF TOTAL                                    VALUE AT ASSUMED ANNUAL
                              NUMBER OF         OPTIONS                                       RATES OF STOCK PRICE
                              SECURITIES       GRANTED TO                                    APPRECIATION FOR OPTION
                              UNDERLYING       EMPLOYEES      EXERCISE OR                            TERM(2)
                               OPTIONS         IN FISCAL      BASE PRICE      EXPIRATION     -----------------------
           NAME             GRANTED (#)(1)        YEAR          ($/SH)           DATE         5%($)         10%($)
--------------------------- --------------     ----------     -----------     ----------     --------     ----------
Frank M. Fischer...........     65,000            6.4%          $ 15.63         7/01/06      $638,925     $1,619,163
Michael B. Sweeney.........     30,000            3.0%          $ 15.63         7/01/06      $294,889     $  747,306
Mark J. Meltzer............     20,000            2.0%          $ 15.63         7/01/06      $196,592     $  498,204
Kevin T. Larkin............     20,000            2.0%          $ 15.63         7/01/06      $196,592     $  498,204
Stephen C. Masson..........     25,000            2.5%          $ 15.63         7/01/06      $245,741     $  622,755

---------------
(1) All listed options were granted the Company's 1995 Stock Option Plan at an exercise price equal to the fair market value on the date of grant. These stock options vest as to 25% of the shares from the date of grant at the end of the first year and 1/48th of the shares per month thereafter, with full vesting occurring four years after the date of grant.

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

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, information with respect to option exercises during fiscal 1996 and the value of unexercised options at June 30, 1996:

                                                               NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-
                                                                      OPTIONS                   THE-MONEY OPTIONS AT
                                SHARES                          AT FISCAL YEAR-END:                YEAR-END $(2):
                              ACQUIRED ON       VALUE       ----------------------------    ----------------------------
            NAME               EXERCISE      REALIZED(1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------- -----------    -----------    -----------    -------------    -----------    -------------
Frank M. Fischer.............       --               --        31,250         113,750        $ 171,044       $ 139,831
Michael B. Sweeney...........       --               --        22,500          52,500        $ 163,388       $  64,538
Mark J. Meltzer..............       --               --        63,021          36,979        $   3,281       $  39,744
Kevin T. Larkin..............       --               --        89,375          50,625        $   4,375       $  43,025
Stephen C. Masson............    9,750        $ 207,393        23,656          69,844        $  34,569       $ 123,206

---------------
(1) Based on the closing price of the Company's Common Stock on the date of the exercise.

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

  (C) Exhibits

EXHIBIT
  NO.                                           DESCRIPTION
-------      ---------------------------------------------------------------------------------
 3.1  (4)    Certificate of Incorporation filed October 24, 1994
 3.2  (4)    Bylaws, as amended
 3.3  (4)    Certificate of Designations of Rights, Preferences and Privileges of Series A
             Participating Preferred Stock
 3.4  (4)    Preferred Shares Rights Agreement, dated as of August 16, 1994, as amended
 4.2  (6)    Form of Convertible Subordinated Note (included in Exhibit 4.3)
 4.3  (6)    Form of Indenture
10.1  (7)    Form of Indemnification Agreement for directors and officers
10.2A (3)    Amended 1985 Incentive Stock Option Plan and forms of agreements thereunder
10.3  (1)    1991 Employee Stock Purchase Plan
10.4  (1)    Representative Preferred Stock Purchase Agreement
10.5  (1)    Registration Rights Agreement dated November 22, 1991
10.6  (1)    Industrial Building Lease dated April 11, 1988 between the Registrant and J.J.
             and W., a general partnership (Building Lease) with First Amendment dated October
             21, 1988 and second Amendment dated March 8, 1991

EXHIBIT
  NO.                                           DESCRIPTION
-------      ---------------------------------------------------------------------------------
10.6A (2)    Third Amendment dated May 1, 1992 and Fourth Amendment dated August 2, 1992, to
             Building Lease
10.6B (5)    Fifth Amendment dated October 21, 1993, to Building Lease
10.6C        Sixth Amendment dated October 11, 1995, to Building Lease
10.9  (1)    Agreement dated May 8, 1991 between the Registrant and Messrs. Grundfest,
             Gershman and Reznek
10.10 (1)    Agreement dated November 24, 1991 between the Registrant and Thomas J. Fogarty,
             M.D.
10.11 (2)*   License and Covenant Not to Sue dated May 7, 1992, effective February 11, 1992 between the Registrant and Medtronic, Inc.
10.12 (3)*   License Agreement dated July 27, 1993 among the Registrant, Eli Lilly and Company and affiliates of Lilly
10.13 (3)*   Settlement and License Agreement dated July 27, 1993 among the Registrant,
             Telectronics Pacing Systems, Inc. and affiliates of Telectronics
10.14 (7)    1995 Stock Option Plan and forms of agreements thereunder
10.15 (7)    1995 Director Option Plan and forms of agreements thereunder
11.1         Statement of Computation of Earnings Per Share
13.1         Portions of Annual Report to Stockholders Incorporated by Reference
23.1         Consent of Ernst & Young LLP, Independent Auditors
24.1     +   Power of Attorney
27.1         Financial Data Schedule

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

  (D) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of January, 1996.

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

                    NAME                                   TITLE                    DATE
---------------------------------------------  -------------------------------------------------
       PRINCIPAL EXECUTIVE OFFICER AND
        PRINCIPAL FINANCIAL OFFICER:

                          *                    President, Chief Executive     January 15, 1997
---------------------------------------------  Officer, Director and Acting
              Frank M. Fischer                 Chief Financial Officer

        PRINCIPAL ACCOUNTING OFFICER:

                     /s/                       Controller                     January 15, 1997
               DAVID R. BUNKER
---------------------------------------------
               David R. Bunker

                          *                    Director                       January 15, 1997
---------------------------------------------
           Richard L. Karrenbrock

                          *                    Director                       January 15, 1997
---------------------------------------------
           C. Raymond Larkin, Jr.

                          *                    Director                       January 15, 1997
---------------------------------------------
              Robert R. Momsen

                   By: /s/
               DAVID R. BUNKER
---------------------------------------------
               David R. Bunker
              Attorney-in-Fact

                                VENTRITEX, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                BALANCE AT      CHARGES TO                      BALANCE AT
                                               BEGINNING OF     COSTS AND      DEDUCTIONS/        END OF
                                                  PERIOD         EXPENSES       WRITE-OFFS        PERIOD
                                               ------------     ----------     ------------     ----------
Allowance for doubtful accounts:
  Year Ended June 30, 1994...................    $     65        $    141              --        $    206
  Year Ended June 30, 1995...................    $    206        $    278              --        $    484
  Year Ended June 30, 1996...................    $    484              --              --        $    484
Accrued warranty:
  Year Ended June 30, 1994...................    $    347        $    788        $    (79)       $  1,056
  Year Ended June 30, 1995...................    $  1,056        $    640        $    (49)       $  1,647
  Year Ended June 30, 1996...................    $  1,647        $    136        $    (62)       $  1,721
Inventory Reserves:
  Year Ended June 30, 1994...................    $  2,286        $  6,467        $   (164)       $  8,589
  Year Ended June 30, 1995...................    $  8,589        $  6,569        $ (2,677)       $ 12,481
  Year Ended June 30, 1996...................    $ 12,481        $ 15,092        $ (9,485)       $ 18,088

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                      DESCRIPTION                                  PAGE
-------      -----------------------------------------------------------------------
 3.1  (4)    Certificate of Incorporation filed October 24, 1994
 3.2  (4)    Bylaws, as amended
 3.3  (4)    Certificate of Designations of Rights, Preferences and Privileges of
             Series A Participating Preferred Stock
 3.4  (4)    Preferred Shares Rights Agreement, dated as of August 16, 1994, as amended
 4.2  (6)    Form of Convertible Subordinated Note (included in Exhibit 4.3)
 4.3  (6)    Form of Indenture
10.1  (7)    Form of Indemnification Agreement for directors and officers
10.2A (3)    Amended 1985 Incentive Stock Option Plan and forms of agreements thereunder
10.3  (1)    1991 Employee Stock Purchase Plan
10.4  (1)    Representative Preferred Stock Purchase Agreement
10.5  (1)    Registration Rights Agreement dated November 22, 1991
10.6  (1)    Industrial Building Lease dated April 11, 1988 between the Registrant and J.J. and W., a general partnership (Building Lease) with First
             Amendment dated October 21, 1988 and second Amendment dated March 8,
             1991
10.6A (2)    Third Amendment dated May 1, 1992 and Fourth Amendment dated August 2,
             1992, to Building Lease
10.6B (5)    Fifth Amendment dated October 21, 1993, to Building Lease
10.6C        Sixth Amendment dated October 11, 1995, to Building Lease
10.9  (1)    Agreement dated May 8, 1991 between the Registrant and Messrs.
             Grundfest, Gershman and Reznek
10.10 (1)    Agreement dated November 24, 1991 between the Registrant and Thomas J.
             Fogarty, M.D.
10.11 (2)*   License and Covenant Not to Sue dated May 7, 1992, effective February
             11, 1992 between the Registrant and Medtronic, Inc.
10.12 (3)*   License Agreement dated July 27, 1993 among the Registrant, Eli Lilly and Company and affiliates of Lilly
10.13 (3)*   Settlement and License Agreement dated July 27, 1993 among the
             Registrant, Telectronics Pacing Systems, Inc. and affiliates of
             Telectronics
10.14 (7)    1995 Stock Option Plan and forms of agreements thereunder
10.15 (7)    1995 Director Option Plan and forms of agreements thereunder
11.1         Statement of Computation of Earnings Per Share
13.1         Portions of Annual Report to Stockholders Incorporated by Reference
23.1         Consent of Ernst & Young LLP, Independent Auditors
24.1     +   Power of Attorney
27.1         Financial Data Schedule

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