Form 10-Q
period 1996-12-31
VENTRITEX INC
filed 1997-02-14
CIK 793354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              --------------------

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended December 31, 1996

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of the registrant's common stock, no par value, as of December 31, 1996: 20,790,331

                                     INDEX



                                VENTRITEX, INC.


PART I.    FINANCIAL INFORMATION                                       PAGE NO.
                                                                       --------

Item 1.    Consolidated Condensed Financial Statements and Notes (Unaudited)

           Consolidated Condensed Balance Sheets - December 31, 1996 and
           June 30, 1996                                                      3

           Consolidated Condensed Statements of Operations for the three
           months and six months ended December 31, 1996 and 1995             4

           Consolidated Condensed Statements of Cash Flows for the six
           months ended December 31, 1996 and 1995                            5

           Notes to Consolidated Condensed Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 16


Item 6.    Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                                VENTRITEX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                             December 31,   June 30,
                                                                                 1996          1996
                                                                             -----------   ----------
                                                                              (Unaudited)  (see Note 1)
                                             ASSETS

 Current assets:
   Cash and cash equivalents                                                  $   8,264      $   9,299
   Short-term investments                                                        42,561         13,254
   Accounts receivable                                                           10,944         10,658
   Inventories                                                                   18,186         15,427
   Other current assets                                                           3,319          1,349
                                                                             ----------     ----------
      Total current assets                                                       83,274         49,987
 Property, plant and equipment, net                                              21,560         22,655
 Debt issuance costs                                                              1,966            ---
 Other assets                                                                     1,217            819
                                                                             ----------     ----------

      Total assets                                                            $ 108,017      $  73,461
                                                                             ==========     ==========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

   Accounts payable                                                           $   9,287       $  8,027
   Accrued employee compensation                                                  3,271          2,548
   Accrued royalties                                                              2,085          1,869
   Accrued warranty                                                               7,669          1,721
   Other accrued expenses                                                         4,352          4,409
   Deferred other income                                                            927            927
                                                                             ----------     ----------
      Total current liabilities                                                  27,591         19,501
 Commitments and contingencies
 Convertible subordinated notes                                                  57,500            ---
 Stockholders' equity:
   Preferred stock, par value $.001, 5,000 shares
     authorized, none issued and outstanding
   Common stock, par value $.001, 35,000 shares
     authorized, 20,790 shares and 20,878 shares issued and outstanding
     on December 31, 1996 and June 30, 1996, respectively                            21             21
   Additional paid-in capital                                                   154,628        158,900
   Accumulated deficit                                                         (131,723)      (104,961)
                                                                             ----------     ----------
      Total stockholders' equity                                                 22,926         53,960
                                                                             ----------     ----------
      Total liabilities and stockholders' equity                              $ 108,017      $  73,461
                                                                             ==========     ==========



            See Notes to Consolidated Condensed Financial Statements

                                VENTRITEX, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                       Three Months Ended                 Six Months Ended
                                                          December 31,                       December 31,
                                                      1996             1995             1996             1995
                                                    --------         --------         --------         --------
Net sales                                           $ 19,275         $ 10,635         $ 37,885         $ 24,860
Cost of sales                                         17,860           13,688           28,271           29,053
                                                    --------         --------         --------         --------

 Gross profit (loss)                                   1,415           (3,053)           9,614           (4,193)

Operating expenses:
 Research and development                              8,509            8,013           17,114           15,107
 Selling, general and administrative                   9,586            9,058           19,297           18,048
                                                    --------         --------         --------         --------

   Total operating expenses                           18,095           17,071           36,411           33,155
                                                    --------         --------         --------         --------

   Loss from operations                              (16,680)         (20,124)         (26,797)         (37,348)

Other income (expense):
 Interest income                                         799              831            1,407            1,824
 Interest expense                                       (829)              --           (1,188)              --
 Other expense                                          (123)             (10)            (184)             (11)
                                                    --------         --------         --------         --------

   Other income, net                                    (153)             821               35            1,813
                                                    --------         --------         --------         --------

Net loss                                            $(16,833)        $(19,303)        $(26,762)        $(35,535)
                                                    ========         ========         ========         ========

Net loss per share                                  $  (0.81)        $  (0.93)        $  (1.28)        $  (1.72)

Weighted average common shares outstanding            20,827           20,719           20,868           20,695



            See Notes to Consolidated Condensed Financial Statements

                                VENTRITEX, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                           1996              1995
                                                                       ----------         ----------
 Operating activities:
   Net loss                                                              $(26,762)          $(35,535)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                         5,320              4,560
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (286)             5,661
        Inventories                                                        (2,759)             7,380
        Prepaid expenses and other current assets                          (1,970)              (241)
        Other assets                                                       (2,364)              (300)
        Accounts payable and other
          accrued expenses                                                  8,090              1,423
                                                                       ----------         ----------

          Net cash used in operating activities                           (20,731)           (17,052)

 Investing activities:
   Purchase of short term investments                                     (40,039)           (14,644)
   Proceeds from sale of short term investments                            10,732             29,282
   Acquisition of equipment and leasehold improvements                     (4,225)            (5,313)
                                                                       ----------         ----------

          Net cash provided by (used in) investing activities             (33,532)             9,325

 Financing activities:
   Proceeds from sale of common stock                                       2,455                656
   Repurchase and retirement of common stock                               (6,727)                --
   Proceeds from issuance of convertible
      subordinated notes                                                   57,500                 --
                                                                       ----------         ----------

          Net cash provided by financing activities                        53,228                656

 Decrease in cash and cash equivalents                                     (1,035)            (7,071)

 Cash and cash equivalents at beginning of period                           9,299             34,942
                                                                       ----------         ----------
 Cash and cash equivalents at end of period                               $ 8,264            $27,871
                                                                       ==========         ==========


            See Notes to Consolidated Condensed Financial Statements

                                VENTRITEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

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

         The financial statements should be read in conjunction with the audited financial statements included in Ventritex, Inc.'s (the Company's) Annual Report on Form 10-K (as amended by Forms 10-K/A) for the year ended June 30, 1996, filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1997.

NOTE 2:  CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                                                 December 31, 1996    June 30, 1996
                                                 -----------------    -------------
                                                    (Unaudited)
                                                           (In thousands)
 Inventories:
      Raw materials                                   $ 10,273          $  7,895
      Work-in-process                                    3,972             3,091
      Finished goods                                     3,941             4,441
                                                      --------          --------

                                                      $ 18,186          $ 15,427
                                                      ========          ========

 Property, plant and equipment:
      Equipment                                       $ 47,175          $ 44,347
      Leasehold improvements                             7,245             7,182
      Construction in process                            2,312               978
                                                      --------          --------
                                                        56,732            52,507
      Less:  Accumulated depreciation and
           amortization                                (35,172)          (29,852)
                                                      --------          --------
                                                      $ 21,560          $ 22,655
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

NOTE 3:  NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants, if dilutive. Common equivalent shares from stock options were excluded from the computation for the three- and six-month periods ended December 31, 1995 and December 31, 1996, as their effect is antidilutive.

NOTE 4:  INCOME TAXES

         The Company has established a valuation allowance for deferred tax assets resulting from operating losses incurred in fiscal 1997 and 1996; accordingly, no tax benefits have been recorded.

NOTE 5:  ANTICIPATED MERGER

         On October 22, 1996 Ventritex, St. Jude Medical, Inc. ("St. Jude") and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude ("Pacesetter") executed a definitive agreement providing for the merger of Ventritex into Pacesetter. In the merger, each outstanding share of Ventritex common stock will be converted into 0.6 of a share of St. Jude common stock. The merger is subject to Ventritex stockholder approval, expiration of the applicable Hart-Scott-Rodino waiting period and other customary conditions. In connection with the merger, Ventritex has repurchased, to date, 290,000 shares of its stock on the open market. St. Jude also has entered into an agreement with Intermedics which provides, among other things, for the settlement of all outstanding litigation between Ventritex and Intermedics upon completion of the merger and for royalty-free (except as to certain third party patent agreements) cross-license agreements for cardiac stimulation devices covering both Ventritex and Intermedics patents.

NOTE 6:  LITIGATION

         The Company is currently in litigation with one of its competitors, Intermedics, Inc. In response to threats from Intermedics, the Company filed a declaratory judgment action in the United States District Court in the Northern District of California in January 1993, asking the court to declare that certain patents which Intermedics had asserted were being infringed by the Company were, in fact, invalid, unenforceable or not infringed. Intermedics then filed several actions in the United States District Court in the Southern District of Texas alleging infringement by the Company of nine Intermedics patents. Initially, this litigation was focused on procedural issues relating to whether the dispute would be tried in California or Texas. On October 12, 1994, the United States District Court for the Northern District of California denied Intermedics' motion to transfer Ventritex's pending suits to Texas and granted Ventritex's motion to enjoin Intermedics from further prosecution of its aforementioned suits in Texas. The United States District Court for the Southern District of Texas thereafter issued an order transferring to California all of the Texas cases which Intermedics had served upon Ventritex.

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

         The Court had previously set a date of May 5, 1997, for trial of certain claims and defenses in this action. That date has now been vacated and all proceedings stayed pending the closing of the merger transaction between the Company and Pacesetter.

Upon closing of the merger, all claims between the Company and Intermedics are to be dismissed, according to a settlement agreement between Intermedics and St. Jude Medical, Inc., the parent of Pacesetter. See note 5.

         Since the Company brought a declaratory relief action against Intermedics in January 1993, Intermedics has filed suits against the Company's two principal competitors, Medtronic and Cardiac Pacemakers, Inc., alleging infringement of several of the same patents which it has asserted against the Company. The Company has been informed that Intermedics has recently agreed to a settlement by which Medtronic, Inc. would receive a license to Intermedics' patents. The litigation between Intermedics and Cardiac Pacemakers, Inc. remains pending at this time.

         Following the announcement of the merger agreement between the Company and Pacesetter, on November 26, 1996, Guidant Corporation and Guidant Sales Corporation (collectively "Guidant"), along with Cardiac Pacemakers, Inc. ("CPI") and Eli Lilly and Company ("Eli Lilly"), filed a lawsuit (the "Guidant Action") in the Indiana Superior Court, Marion County, against the Company, St. Jude Medical, Inc., Pacesetter, Inc., and Telectronics Pacing Systems, Inc., Telectronics Holdings, Ltd., Telectronics Pty. Ltd., Medical Telectronics Holding, N.V., TPLC, Inc., and Telectronics, S.A. (collectively "Telectronics"), alleging, among other things, that the recent merger between Telectronics and Pacesetter, Inc. was ineffective to transfer certain patent licenses that were originally granted by Guidant, CPI, and/or Eli Lilly to Telectronics in 1995 and that any attempted use of the license by Pacesetter, Inc. and/or St. Jude Medical, Inc. would constitute an infringement of plaintiffs' alleged patent rights. Plaintiffs seek declaratory and other relief. On December 19, 1996, defendants removed the Guidant Action to the United States District Court for the Southern District of Indiana and thereafter filed a motion to dismiss or stay the Guidant Action pending the resolution of a related lawsuit brought by Telectronics and Pacesetter in the United States District Court for the District of Minnesota (the "Minnesota Action"), in which they seek an order to compel arbitration concerning the transferability of the patent licenses. The Company is not a party to the Minnesota Action.

         On the same date that the Guidant Action was filed in Indiana State Court, CPI, Guidant, and Eli Lilly also filed a lawsuit (the "CPI Action") in the United States District Court for the Southern District of Indiana against St. Jude Medical, Inc., Pacesetter, Inc., and the Company, alleging, among other things, that the continued manufacture and sale of certain of the Company's current products after the proposed merger between Pacesetter and the Company will infringe on certain patent rights currently owned by CPI and Eli Lilly. Plaintiffs allege, among other things, that a licensing agreement between the Company, CPI, and Eli Lilly will terminate upon the consummation of the proposed merger, and that any sales of certain of the Company's existing products subsequent to the proposed merger consequently would infringe upon certain of plaintiffs' alleged patent rights. Plaintiffs seek declaratory and injunctive relief, as well as an unspecified amount of damages. On December 19, 1996, the defendants moved the court for an order dismissing the CPI Action or, in the alternative, staying the Action pending the resolution of the Minnesota Action (described above).

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

NOTE 7: CONVERTIBLE SUBORDINATED NOTES

         In the first quarter of fiscal 1997, the Company issued $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock at a conversion rate of 58.1818 shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $17.188 per share).

The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. As of December 31, 1996, the Company had no outstanding indebtedness that would have constituted senior indebtedness.

NOTE 8.  WARRANTY ACCRUAL

         During the second quarter of fiscal 1997, the Company increased its reserve for warranty expense to cover anticipated costs of reprogramming and selective replacement of its Cadence V-110 and V-112 defibrillators. See Management's Discussion and Analysis.

ITEM 2.

                                VENTRITEX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operating History

         The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and the related notes thereto included herein. The following management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of factors set forth herein and under "Additional Risk Factors" below.

         Since its inception, Ventritex and its subsidiaries ("the Company") have engaged in the design, development, manufacture and sale of implantable defibrillators and related products. In April 1993, the United States Food and Drug Administration ("FDA") approved the Company's Premarket Approval Application ("PMA") for commercial release of the Cadence(R) V-100 system. In July 1994, the FDA approved the Company's PMA Supplements for the Cadence V-110 system, a smaller, lighter version of the Cadence V-100. In December 1995, the FDA approved a PMA Supplement for the Cadet(R) V-115 defibrillator system for abdominal implantation only. In May 1996, the FDA approved a PMA Supplement to label the Cadet V-115 for pectoral implantation. Also in May 1996, the FDA approved a PMA Application for the TVL(R) transvenous lead system. The Cadet V-115 is smaller and lighter than the Cadence V-100 and V-110 implantable defibrillators but has the same or improved functional and performance characteristics. In September 1996, the FDA approved a PMA Supplement for the Contour(TM) V-145 defibrillator system. The Contour V-145 is smaller and lighter than the Cadet V-115 implantable defibrillator and has the same functional and performance characteristics. In November 1996, a PMA Supplement for the high voltage can versions of the Cadet and Contour was approved by the FDA. The high voltage can utilizes the defibrillator case as the second electrode.

         In March 1995, the FDA approved the commercial release of new defibrillators manufactured by Cardiac Pacemakers, Inc. ("CPI"), a subsidiary of Guidant Corporation, and Medtronic, Inc. ("Medtronic"), which are small enough to allow pectoral implantation, rather than abdominal implantation, in suitable patients. Until receipt of regulatory approval relating to the Cadet in May 1996, the Company could not offer an implantable defibrillator labeled for pectoral implantation in patients in the United States. Commercial release of pectorally implantable defibrillators significantly increased competition in the implantable defibrillator market and resulted in a significant decline in the Company's market share and sales of the Company's products. The Company now has products, the Cadet and Contour, which it believes are competitive; however, there can be no assurance that the Company's current or future defibrillators will compete successfully with products currently manufactured by others or future products under development by competitors which have new features, such as dual chamber and rate-responsive pacing capabilities.

         Medtronic and CPI have regulatory approval of and are commercially marketing single-lead transvenous lead systems. In May 1996, the Company began marketing the TVL transvenous lead system, a dual-lead system. Some physicians prefer a single-lead system due to the perceived ease of implanting such a system as compared to a dual-lead system. The Company is engaged in clinical trials of single-lead transvenous defibrillation lead systems and must receive regulatory approval prior to commercialization of such systems. There can be no assurance as to when or whether the Company will receive regulatory approval for these systems. To date, a large percentage of the Company's sales of defibrillators have been at the direction of physicians who used the Company's defibrillators in combination with commercially available transvenous lead systems supplied by the Company's competitors.

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

         The Company incurred net losses from its inception in January 1985 through the year ended June 30, 1993, incurred net losses from the fourth quarter of fiscal 1995 through the second quarter of fiscal 1997, and may incur a net loss for fiscal 1997. If the Company is unable to manufacture significant quantities of the Contour on a timely basis or at all, the Company's results of operations could be adversely affected. Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors including timing of regulatory approvals, market acceptance of the Company's products, introductions of new products with advanced features by the Company or its competitors, technological advances in the treatment of arrhythmias, the outcome of intellectual property litigation and competition.

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

         The foregoing statements regarding the Company's defibrillators, transvenous lead systems and the period of time for which the Company expects to incur additional losses are forward-looking and involve risks and uncertainties, such as those noted above, and under "Additional Risk Factors" below, which could cause actual results of the Company to differ materially.

Proposed Merger

         On October 22, 1996 Ventritex, St. Jude Medical, Inc. ("St. Jude") and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude ("Pacesetter") executed a definitive agreement providing for the merger of Ventritex into Pacesetter. In the merger, each outstanding share of Ventritex common stock will be converted into 0.6 of a share of St. Jude common stock. The merger is subject to Ventritex stockholder approval, expiration of the applicable Hart-Scott-Rodino waiting period and other customary conditions. In connection with the merger, Ventritex has repurchased, to date, 290,000 shares of its stock on the open market. St. Jude also has entered into an agreement with Intermedics which provides, among other things, for the settlement of all outstanding litigation between Ventritex and Intermedics upon completion of the merger and for royalty-free (except as to certain third party patent agreements) cross-license agreements for cardiac stimulation devices covering both Ventritex and Intermedics patents.

Product Warranty Matters


         On January 16, 1997, Ventritex announced that the FDA had authorized it to proceed with a notification and reprogramming procedure in response to the recent failure of an electrical component in two implanted Cadence model V-110 defibrillators, which resulted in the delivery of inappropriately rapid pacing pulses believed to have been associated with the induction of lethal ventricular tachyarrhythmias. The reprogramming procedure will prevent the delivery of inappropriately rapid pacing pulses, even in the event of component failure. The low energy cardioversion, high energy defibrillation and bradycardia pacing capabilities of the devices will be left intact. The procedure takes only a few minutes and does not require surgery. The FDA has worked closely with Ventritex to expedite the reprogramming of the device, and Ventritex is assisting physicians to the fullest extent possible to notify their patients (approximately 5,600 patients in total) and arrange for prompt reprogramming of the devices. As of February 13, 1997, over 85% of the currently implanted devices have been reprogrammed. In addition, Ventritex has offered Cadet V-115 products as replacements free of charge to physicians whose patients require antitachycardia pacing (estimated to be approximately 500-800 patients). Ventritex has offered to reimburse these patients for surgical expenses up to $2,500. The Company has accrued the estimated costs of these actions in the quarter ended December 31, 1996. Since commencing the reprogramming of the devices, Ventritex has become aware of one other incident in which inappropriately rapid pacing pulses were delivered by a Cadence V-110 which are believed to be associated with the induction of a lethal ventricular arrhythmia. Ventritex's current production models (Cadet V-115 and Contour V-145) are not affected.



RESULTS OF OPERATIONS

     Net sales were $19.3 million for the second quarter of fiscal 1997, an increase of $8.7 million, or 82%, compared to $10.6 million for the corresponding period of fiscal 1996. For the first six months of fiscal 1997, sales were $37.9 million, an increase of $13 million, or 52%, compared to $24.9 million during the first six months of the prior fiscal year. The number of defibrillators shipped was approximately 53% higher in the second quarter and 29% higher in the first six months of fiscal 1997 than in the comparable periods of fiscal 1996. Average unit prices increased approximately 18% from the prior year in both the three- and six-month period of the current fiscal year. In both periods, average unit sales prices increased due to increased sales of defibrillation leads systems and the impact of a direct sales subsidiary in Germany. Sales invoiced in foreign currencies were approximately 12% and 11%, respectively, for the second quarter and first six months of fiscal 1997 compared to 2% and 15%, respectively, for the comparable periods of fiscal 1996. The Company currently does not hedge the risk of currency exchange rate fluctuations.

     Gross profit for the second quarter of fiscal 1997 was a profit of $1.4 million compared to a loss of $3.1 million in the second quarter of fiscal 1996. Gross profit for the first half of fiscal 1997 was a profit of $9.6 million compared to a loss of $4.2 million for the corresponding period of fiscal 1996. The increases in gross profit are due to decreased inventory provisions, increases in unit shipments and higher average unit sales prices partially offset by additional provisions for warranty and increased spending associated with capacitor manufacturing in the current fiscal year. Fiscal 1996 results include a provision of $6.5 million for potentially excess inventory in the second quarter and a provision of $14.0 million for potentially excess inventory and cancellation of purchase commitments for components, compared to a provision of $1.2 million in the first six months of fiscal 1997.

         Fiscal 1997 cost of sales also includes a warranty provision of $6.0 million related to failure of an electrical component in three implanted Cadence model V-110 defibrillators, which resulted in the delivery of inappropriately rapid pacing pulses. The warranty provision assumes replacement of approximately 15% of the currently implanted Cadence V-110 and V-112 units and includes cost of the devices, limited reimbursement of medical costs for patients and administrative costs of the procedure.

The provision does not include amounts for potential litigation which could arise from any of the three incidents of which Ventritex is aware. But in light of insurance coverage, these litigation costs are not expected to be material.

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

     Operating expenses were $18.1 million in the second quarter of fiscal 1997, a 6% increase over the $17.1 million of such expenditures in the second quarter of fiscal 1996. For the first six months of fiscal 1997, operating expenses increased 10% to $36.4 million, compared to $33.2 million of operating expenses in the comparable period of fiscal 1996.

     Research and development expenses were $8.5 million and $17.1 million, respectively, for the second quarter and first six months of fiscal 1997, compared to $8.0 million and $15.1 million for the corresponding periods of fiscal 1996. The increase in spending for the second quarter is primarily due to increases in the number of people, including employees and consultants, involved in research and development activities. For the first six months, increases in the number of people involved in research and development activities, costs incurred associated with early production stages of the Contour defibrillator system and design costs for future products were responsible for the increase in spending. The Company's research and development activities relate to various research, product and process development, clinical trial and quality assurance activities. Ventritex plans to continue to invest in research and development and expects such expenses to increase in dollar amount in the future.

     Selling, general and administrative expenses totaled $9.6 million in the second quarter of fiscal 1997, compared to $9.1 million in the second quarter of fiscal 1996, and $19.3 million in the first six months of fiscal 1997 compared to $18.0 million in the first six months of fiscal 1996. The increases in spending reflect increases in the expenses of direct operations in Europe, amortization of costs of external equipment to support defibrillators (which are supplied to customers on long-term loan, typically at no charge, in accordance with industry practice), an increase in the number of employees, variable expenses associated with the increase in net sales, and travel costs partially offset by decreases in consulting expenses. Legal expenses were approximately the same in the second quarter of fiscal 1997 as in the second quarter of fiscal 1996 and decreased moderately in the first six-month period. See Footnote 6 of the Consolidated Condensed Financial Statements.

     Interest income was $0.8 million for the second quarter and $1.4 million for the first six months of fiscal 1997 compared to $0.8 million for the second quarter and $1.8 million for the first six months of fiscal 1996, reflecting changes in invested cash balances and interest rates. Interest expense in fiscal 1997 of $0.8 million in the second quarter and $1.2 million in the first six months resulted from the issuance of $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001. Amortization of issuance costs for the notes resulted in other expense in fiscal 1997.

         The Company has established a valuation allowance for deferred tax assets resulting from operating losses incurred in fiscal 1997 and 1996; accordingly, no tax benefits have been recorded.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments totaled $50.8 million at December 31, 1996 compared to $22.6 million at June 30, 1996. The $55.4 million net proceeds of the sale of $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001 and proceeds from exercise of stock options and an employee stock purchase plan were partially offset by cash used in operations of $20.7 million, repurchase of 290,000 shares of common stock on the open market for $6.7 million, and investments in capital equipment of $4.2 million in the six months ended December 31, 1996. Cash used in operations is primarily attributable to the net loss of $26.8 million partially offset by the increase in warranty provision of $6.0 million. See Results of Operations.

         The Company's liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's existing and future products gain market acceptance, the duration and magnitude of operating losses, FDA regulatory actions, changes in health care reimbursement policies and intellectual property litigation to which the Company is or may become a party. If the merger is not consummated, the Company believes that its existing cash, cash equivalents and short-term investment balances, combined with cash forecasted to be generated from operations, will be sufficient to meet its capital requirements at least for the next twelve months. Should fiscal 1997 results of operations fall significantly short of forecasted levels, the Company could consider either seeking additional capital or restructuring its operations. In addition, the Company may use other means of financing, including the issuance of equity securities or debt, if necessary or financially advantageous. The foregoing statements regarding the sufficiency of the Company's capital resources to meet its liquidity needs are forward-looking and involve risks and uncertainties, such as those noted above, which could cause actual results of the Company and the period of time for which such capital resources are sufficient to differ materially.

ADDITIONAL RISK FACTORS

         Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors including market acceptance of the Company's products, introductions of new products with advanced features by the Company or its competitors, timing of regulatory approvals, technological advances in the treatment of arrhythmias, the outcome of product warranty matters, the outcome of intellectual property litigation and competition. Sales have fluctuated significantly in the past, especially in fiscal 1995 and fiscal 1996, as competitors introduced products with advanced features. The Company's gross margins will be dependent on production volumes, manufacturing efficiencies, royalties under patent license agreements, warranty expense, component price fluctuations, competitive pricing, varying product sales mix and other factors. There can be no assurance that gross margins will improve in the future. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based, in part, on anticipated orders. Any inability to adjust spending quickly enough to compensate for revenue shortfalls may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Furthermore, there can be no assurance that the Company will achieve profitability in the future or that profitability, if achieved, will be sustained.

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

         In addition, the Company's stock price may be affected by matters which relate to the Company's pending merger into Pacesetter, including changes in the market price of St. Jude's common stock, Ventritex stockholder approval, expiration of the applicable Hart-Scott-Rodino waiting period and other customary conditions.

         Substantially all of the shares of Common Stock held by current stockholders of the Company are eligible for immediate sale in the public market, subject in some cases to the public information, manner of sale, volume limitation and notice of sale provisions of federal securities laws. Future sales of such shares could lead to a decline in the market price of the Common Stock.

         The Company's liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's existing and future products gain market acceptance, the duration and magnitude of operating losses, FDA regulatory actions, changes in health care reimbursement policies and intellectual property litigation to which the Company is or may become a party. If the merger is not consummated, the Company believes that its existing cash, cash equivalents and short-term investment balances, combined with cash forecasted to be generated from operations, will be sufficient to meet its capital requirements at least for the next twelve months. Should fiscal 1997 results of operations fall significantly short of forecasted levels, the Company could consider either seeking additional capital or restructuring its operations. In addition, the Company may use other means of financing, including the issuance of equity securities or debt, if necessary or financially advantageous. The foregoing statements regarding the sufficiency of the Company's capital resources to meet its liquidity needs are forward-looking and involve risks and uncertainties, such as those noted above, which could cause actual results of the Company and the period of time for which such capital resources are sufficient to differ materially.

                                VENTRITEX, INC.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 6 to the Consolidated Financial Statements set forth under
Item 1 of Part I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Ventritex, Inc. was held on November 14, 1996 for the purposes of electing directors of the Company, approving and ratifying an amendment to the 1991 Employee Stock Purchase Plan, approving and ratifying an increase in the authorized number of shares of the Company's common stock and confirming the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ended June 30, 1997. All nominees for directors were elected and all proposals were approved. The voting on each matter is set forth below:

Election of Directors:

                               Nominee                                 For                                Withheld
                               -------                                 ---                                --------
                 Frank M. Fischer                                  18,304,610                             132,372
                 Richard L. Karrenbrock                            18,305,138                             131,844
                 C. Raymond Larkin, Jr.                            18,305,538                             131,444
                 Robert R. Momsen                                  18,305,038                             131,944

Proposal to approve and ratify an amendment to the 1991 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 250,000 shares:

                    For                                              Against                               Abstain
                    ---                                              -------                               -------
                 16,733,810                                         1,053,098                              90,509


Proposal to approve and ratify an amendment to the Company's certificate of incorporation to increase the authorized number of shares of the Company's common stock by 65,000,000 shares:

                    For                                              Against                               Abstain
                    ---                                              -------                               -------
                 13,381,222                                         4,672,981                              72,879


Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for fiscal 1997:

                    For                                              Against                               Abstain
                    ---                                              -------                               -------
                 18,277,906                                          31,337                                127,739

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)        Exhibits

               27   Financial Data Schedule


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


Date:  February 13, 1997                    VENTRITEX, INC.



                                            /s/ Frank M. Fischer
                                            -----------------------------------
                                            Frank M. Fischer
                                            President, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)



                                            /s/ David R. Bunker
                                            -----------------------------------
                                            David R. Bunker
                                            Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                              Document
   No.

   27                         Financial Data Schedule