Form 10-K405/A
period 1996-06-30
VENTRITEX INC
filed 1997-02-19
CIK 793354

================================================================================

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

================================================================================

                                EXPLANATORY NOTE

     On August 15, 1996, Ventritex, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended June 30, 1996, with the Securities and Exchange Commission (the "Commission").

     On September 11, 1996, the Company filed with the Commission its first amended Annual Report on Form 10-K/A, together with Exhibit 13.1 thereto, as amended. The sole purpose for filing the first amended Annual Report was to amend certain portions of Exhibit 13.1 thereto (Portions of Annual Report to Stockholders Incorporated by Reference) in order to reflect the August 21, 1996 completion of the Company's offering of $57,500,000 aggregate principal amount of 5 3/4% Convertible Subordinated Notes due August 15, 2001 (the "Offering"). Accordingly, the first amended Annual Report on Form 10-K/A consisted only of the cover page, the signature page and Exhibit 13.1, as amended.

     On January 15, 1997, the Company filed with the Commission its second amended Annual Report on Form 10-K/A, together with Financial Statement Schedule II and Exhibit 13.1 thereto, each as amended. The two purposes for filing the second amended Annual Report were: (1) to amend Financial Statement Schedule II (Valuation and Qualifying Accounts) to include data relating to inventory reserves for the years ended June 30, 1994, 1995 and 1996; and (2) to amend
Exhibit 13.1 thereto (Portions of Annual Report to Stockholders Incorporated by Reference) to include the Report of Ernst & Young LLP, Independent Auditors as of July 25, 1996, except as to Note 10, for which the date is August 21, 1996. The second amended Annual Report also includes a Consent of Ernst & Young LLP, Independent Auditors, dated January 10, 1997.

     The Company is now filing with the Commission its third amended Annual Report on Form 10K/A, together with Exhibit 13.1 thereto, each as amended. The purpose for filing the third amended Annual Report is to respond to the Commission's comments by discussing in greater detail the facts and circumstances (including methodology and timing considerations) surrounding certain inventory write-downs in fiscal 1996. The third amended Annual Report also includes a Consent of Ernst & Young LLP, Independent Auditors, dated February 19, 1997.


     For ease of reference, this third amended Annual Report contains all of the information required to be set forth in an Annual Report on Form 10-K.

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

  (D) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February, 1997.

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

                    NAME                                   TITLE                    DATE
---------------------------------------------  -------------------------------------------------
       PRINCIPAL EXECUTIVE OFFICER AND
        PRINCIPAL FINANCIAL OFFICER:

                          *                    President, Chief Executive     February 18, 1997
---------------------------------------------  Officer, Director and Acting
              Frank M. Fischer                 Chief Financial Officer

        PRINCIPAL ACCOUNTING OFFICER:

                     /s/                       Controller                     February 18, 1997
               DAVID R. BUNKER
---------------------------------------------
               David R. Bunker

                          *                    Director                       February 18, 1997
---------------------------------------------
           Richard L. Karrenbrock

                          *                    Director                       February 18, 1997
---------------------------------------------
           C. Raymond Larkin, Jr.

                          *                    Director                       February 18, 1997
---------------------------------------------
              Robert R. Momsen

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