Form 10-Q
period 1997-03-31
VENTRITEX INC
filed 1997-05-13
CIK 793354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 1997
                                                 -------------------

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Number of shares outstanding of the registrant's common stock, $.001 par value, as of March 31, 1997: 20,855,865

                                      INDEX


                                 VENTRITEX, INC.


PART I.            FINANCIAL INFORMATION                                        PAGE NO.
                                                                                --------

Item 1.            Consolidated Condensed Financial Statements and
                   Notes (Unaudited)

                   Consolidated Condensed Balance Sheets - March
                   31, 1997 and June 30, 1996                                      3

                   Consolidated Condensed Statements of Operations
                   for the three months and nine months ended March
                   31, 1997 and 1996                                               4

                   Consolidated Condensed Statements of Cash Flows
                   for the nine months ended March 31, 1997 and 1996               5

                   Notes to Consolidated Condensed Financial                       6
                   Statements

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  10

PART II.           OTHER INFORMATION                                              16

Item 1.            Legal Proceedings                                              16

Item 6.            Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                        18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                                       VENTRITEX, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (In thousands)

                                                                            March 31,      June 30,
                                                                              1997           1996
                                                                              ----           ----
                                                                          (Unaudited)     (Note 1)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                               $  10,025      $  9,299
   Short-term investments                                                     24,088        13,254
   Accounts receivable                                                        12,010        10,658
   Inventories                                                                21,374        15,427
   Other current assets                                                        3,925         1,349
                                                                           ---------     ---------
        Total current assets                                                  71,422        49,987
Property, plant and equipment, net                                            21,182        22,655
Debt issuance costs                                                            1,826           ---
Other assets                                                                   1,659           819
                                                                          ----------    ----------
        Total assets                                                        $ 96,089      $ 73,461
                                                                            ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
  Accounts payable                                                          $ 6,865       $  8,027
  Accrued employee compensation                                               3,863          2,548
  Accrued royalties                                                           2,052          1,869
  Accrued warranty                                                            5,669          1,721
  Other accrued expenses                                                      3,267          4,409
  Deferred other income                                                         927            927
                                                                          -----------    ---------
        Total current liabilities                                            22,643         19,501
Commitments and contingencies
Convertible subordinated notes                                               57,500            ---
Stockholders' equity:
  Preferred stock, par value $.001, 5,000 shares
    authorized, none issued and outstanding                                     ---            ---
  Common stock, par value $.001, 35,000 shares
    authorized, 20,856 shares and 20,878 shares issued and outstanding
    on March 31, 1997 and June 30, 1996, respectively                            21             21
  Additional paid-in capital                                                155,625        158,900
  Accumulated deficit                                                      (139,700)      (104,961)
                                                                          ---------       --------
        Total stockholders' equity                                           15,946         53,960
                                                                          ----------     ---------

        Total liabilities and stockholders' equity                        $  96,089       $ 73,461
                                                                          =========       ========


                   See Notes to Consolidated Condensed Financial Statements

                                 VENTRITEX, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                         March 31,                      March 31,
                                                   1997           1996             1997           1996
                                                   ----           ----             ----           ----
Net sales                                        $20,712        $12,801        $ 58,597         $37,661
Cost of sales                                     11,587          9,523          39,858          38,576
                                               ---------      ---------       ---------       ---------

  Gross profit (loss)                              9,125          3,278          18,739            (915)

Operating expenses:
  Research and development                         7,119          7,394          24,233          22,501
  Selling, general and administrative              9,469         10,092          28,766          28,140
                                               ---------       --------       ---------        --------

    Total operating expenses                      16,588         17,486          52,999          50,641
                                                --------       --------        --------        --------

    Loss from operations                          (7,463)       (14,208)        (34,260)        (51,556)

Other income (expense):
  Interest income                                    556            590           1,963           2,414
  Interest expense                                  (827)           ---          (2,015)            ---
  Other expense                                     (243)           (21)           (427)            (32)
                                                --------      ---------        --------       ----------

    Other income (expense), net                     (514)           569            (479)          2,382

Net loss                                        $ (7,977)      $(13,639)       $(34,739)       $(49,174)
                                                ========       ========        ========        ========

Net loss per share                              $  (0.38)     $   (0.66)     $    (1.67)      $   (2.37)

Weighted average common shares outstanding        20,823         20,767          20,853          20,719


            See Notes to Consolidated Condensed Financial Statements

                                 VENTRITEX, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                    March 31,
                                                             1997               1996
                                                             ----               ----
Operating activities:
 Net loss                                                   $(34,739)         $(49,174)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                              7,811             7,800
    Changes in operating assets and liabilities:
      Accounts receivable                                     (1,352)            3,868
      Inventories                                             (5,947)            6,073
      Prepaid expenses and other current assets               (2,576)              (30)
      Other assets                                            (2,666)             (300)
      Accounts payable and other current liabilities           3,142             1,031
                                                           ---------          --------

        Net cash used in operating activities                (36,327)          (30,732)

Investing activities:
  Purchase of short-term investments                         (43,933)          (14,644)
  Proceeds from maturities of short-term investments          33,099            39,057
  Acquisition of equipment and leasehold improvements         (6,338)           (6,857)
                                                           ---------         ---------

        Net cash provided by (used in) investing activities  (17,172)           17,556

Financing activities:
  Proceeds from sale of common stock                           3,452             1,364
  Repurchase and retirement of common stock                   (6,727)              ---
  Proceeds from issuance of convertible subordinated notes    57,500               ---
                                                           ---------        ----------

        Net cash provided by financing activities             54,225             1,364

Change in cash and cash equivalents                              726           (11,812)

Cash and cash equivalents at beginning of period               9,299            34,942
                                                           ---------          --------

Cash and cash equivalents at end of period                   $10,025           $23,130
                                                             =======           =======


            See Notes to Consolidated Condensed Financial Statements

                                 VENTRITEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

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

        The financial statements should be read in conjunction with the audited financial statements included in Ventritex, Inc.'s (the Company's) Annual Report on Form 10-K (as amended by Forms 10-K/A)for the year ended June 30, 1996, filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1997.

NOTE 2:  CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:

                                                 March 31, 1997      June 30, 1996
                                                 --------------      -------------
                                                  (Unaudited)
                                                           (In thousands)
Inventories:
   Raw materials                                    $ 11,085            $   7,895
   Work-in-process                                     4,872                3,091
   Finished goods                                      5,417                4,441
                                                  ----------           ----------

                                                    $ 21,374             $ 15,427
                                                    ========             ========

Property, plant and equipment:
   Equipment                                        $ 48,027             $ 44,347
   Leasehold improvements                              7,264                7,182
   Construction in process                             3,555                  978
                                                  ----------           ----------
                                                      58,846               52,507
   Less: Accumulated depreciation and
           amortization                              (37,664)             (29,852)
                                                   ---------            ---------
                                                    $ 21,182             $ 22,655
                                                    ========             ========


        The Company classifies all its short-term investments as available-for-sale securities. Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity net of related tax effects. Realized gains and losses are included in other income and have not been material. The cost of all securities sold is based on the specific identification method.

        The Company's short-term investments mature within six months, and the amount of unrealized gains and losses is immaterial.

NOTE 3:  NET LOSS PER SHARE

        Net loss per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants, if dilutive. Common equivalent shares from stock options were excluded from the computation for all periods, as their effect is antidilutive.

        In February 1997, the Financial Accounting standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Given the Company's net losses, there will be no impact on reported earnings per share for fiscal 1996 or fiscal 1997.

NOTE 4:  INCOME TAXES

        The Company has established a valuation allowance for deferred tax assets resulting from operating losses incurred in fiscal 1997 and 1996; accordingly, no tax benefits have been recorded.

NOTE 5:  ANTICIPATED MERGER

        On October 22, 1996, Ventritex, St. Jude Medical, Inc. ("St. Jude") and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude ("Pacesetter") executed a definitive agreement providing for the merger of Ventritex into Pacesetter. The agreement provided that, in the merger, each outstanding share of Ventritex common stock would be converted into 0.6 of a share of St. Jude common stock. On March 28, 1997, Ventritex and St. Jude executed an amendment to the merger agreement. Under the terms of the amended merger agreement, each outstanding share of Ventritex common stock will be converted into 0.5 of a share of St. Jude common stock. The companies agreed to reduce the exchange ratio to reflect the impact on the Ventritex business which has resulted from previously disclosed component failures in Cadence V-110 defibrillators. The merger is subject to Ventritex stockholder approval and other customary conditions. The Board of Directors of Ventritex has called a Special Meeting of Stockholders to be held on May 12, 1997, at which the stockholders will be asked to approve the agreement. In connection with the merger, Ventritex has repurchased 290,000 shares of its stock on the open market. Pacesetter also has entered into an agreement with Intermedics which provides, among other things, for the settlement of all outstanding litigation between Ventritex and Intermedics upon completion of the merger and for royalty-free (except as to certain third party patent agreements) cross-license agreements for cardiac stimulation devices covering both Ventritex and Intermedics patents. See Management's Discussion and Analysis and Notes 6 and 8.

        At the Special Meeting of Stockholders of Ventritex on May 12, 1997, the amended merger agreement among Ventritex, Pacesetter and St. Jude was approved by the stockholders.

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

        The Court had previously set a date of May 5, 1997, for trial of certain claims and defenses in this action. That date has now been vacated and all proceedings stayed pending the closing of the merger transaction between the Company and Pacesetter. Upon closing of the merger, all claims between the Company and Intermedics are to be dismissed, according to a settlement agreement between Intermedics and Pacesetter. See Note 5.

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

        Following the announcement of the merger agreement between the Company and Pacesetter, on November 26, 1996, Guidant Corporation and Guidant Sales Corporation (collectively "Guidant"), along with Cardiac Pacemakers, Inc. ("CPI") and Eli Lilly and Company ("Eli Lilly"), filed a lawsuit (the "Guidant Action") in the Indiana Superior Court, Marion County, against the Company, St. Jude Medical, Inc., Pacesetter, Inc., and Telectronics Pacing Systems, Inc., Telectronics Holdings, Ltd., Telectronics Pty. Ltd., Medical Telectronics Holding, N.V., TPLC, Inc., and Telectronics, S.A. (collectively "Telectronics"), alleging, among other things, that the recent merger between Telectronics and Pacesetter, Inc. was ineffective to transfer certain patent licenses that were originally granted by Guidant, CPI, and/or Eli Lilly to Telectronics in 1995 and that any attempted use of the license by Pacesetter, Inc. and/or St. Jude Medical, Inc. would constitute an infringement of plaintiffs' alleged patent rights. Plaintiffs seek declaratory and other relief. On December 19, 1996, defendants removed the Guidant Action to the United States District Court for the Southern District of Indiana and thereafter filed a motion to dismiss or stay the Guidant Action pending the resolution of a related lawsuit brought by Telectronics and Pacesetter in the United States District Court for the District of Minnesota (the "Minnesota Action"), in which they seek an order to compel arbitration concerning the transferability of the patent licenses. On February 27, 1997, the judge in the Minnesota action denied the motion of Telectronics and Pacesetter to compel arbitration and the complaint was dismissed. On April 10, 1997, the United States Court of Appeals for the Eighth Circuit denied a motion in the Minnesota Action for an expedited appeal and for an injunction to delay action in the Guidant Action. The Company is not a party to the Minnesota Action. On April 30, 1997, the judge in the Guidant Action granted Guidant's motion to remand, and the Guidant Action accordingly is now pending in the Indiana Superior Court. Defendants' motion to dismiss the Guidant Action remains pending.

        On the same date that the Guidant Action was filed in Indiana State Court, CPI, Guidant, and Eli Lilly also filed a lawsuit (the "CPI Action") in the United States District Court for the Southern District of

Indiana against St. Jude Medical, Inc., Pacesetter, Inc., and the Company, alleging, among other things, that the continued manufacture and sale of certain of the Company's current products after the proposed merger between Pacesetter and the Company will infringe on certain patent rights currently owned by CPI and Eli Lilly. Plaintiffs allege, among other things, that a licensing agreement between the Company, CPI, and Eli Lilly will terminate upon the consummation of the proposed merger, and that any sales of certain of the Company's existing products subsequent to the proposed merger consequently would infringe upon certain of plaintiffs' alleged patent rights. Plaintiffs seek declaratory and injunctive relief, as well as an unspecified amount of damages. On December 19, 1996, the defendants moved the court for an order dismissing the CPI Action or, in the alternative, staying the Action pending the resolution of the Minnesota Action (described above). On April 30, 1997, the judge in the CPI Action denied defendants' motion to dismiss or, in the alternative, to stay the CPI Action.

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

NOTE 7: CONVERTIBLE SUBORDINATED NOTES

        In the first quarter of fiscal 1997, the Company issued $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock at a conversion rate of 58.1818 shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $17.188 per share). The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. As of March 31, 1997, the Company had no outstanding indebtedness that would have constituted senior indebtedness.

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

ITEM 2.

                                 VENTRITEX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operating History

        The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and the related notes thereto included herein and in conjunction with the Company's annual report on Form 10-K. The following management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of factors set forth herein and under "Additional Risk Factors" below.

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

        Medtronic and CPI have regulatory approval of and are commercially marketing single-lead transvenous lead systems. In May 1996, the Company began marketing the TVL transvenous lead system, a dual-lead system. Some physicians prefer a single-lead system due to the perceived ease of implanting such a system as compared to a dual-lead system. With the November 1996 approval of the high voltage can versions of the Cadet and Contour, the Company has regulatory approval of and is commercially marketing a single-lead system. The Company is also engaged in a clinical trial of a single-lead transvenous defibrillation lead system and must receive regulatory approval prior to commercialization of this system. There can be no assurance as to when or whether the Company will receive regulatory approval for this system. To date, a large percentage of the Company's sales of defibrillators have been at the direction of physicians who used the Company's defibrillators in combination with commercially available transvenous lead systems supplied by the Company's competitors. Physicians preferring single-lead systems may choose to continue to combine competitors' transvenous leads with the Company's defibrillators. Furthermore, there can be no assurance that manufacturers of competing transvenous lead systems will not attempt to discourage or prevent use of their leads with the Company's defibrillators through product labeling, availability, pricing or other means. In general, unless the FDA-approved labeling includes use with any transvenous lead system sold by its competitors, the FDA or other government agencies may take further actions, including restrictions on reimbursement, to restrict the combination of the Company's defibrillators with such transvenous lead systems. Such actions could make the Company's defibrillators, including both the Cadet and the Contour, less attractive to physicians and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company incurred net losses from its inception in January 1985 through the year ended June 30, 1993, incurred net losses from the fourth quarter of fiscal 1995 through the third quarter of fiscal 1997, and will incur a net loss for fiscal 1997. Results of operations have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors including timing of regulatory approvals, market acceptance of the Company's products, introductions of new products with advanced features by the Company or its competitors, technological advances in the treatment of arrhythmias, the outcome of intellectual property litigation and competition.

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

Proposed Merger

        On October 22, 1996 Ventritex, St. Jude Medical, Inc. ("St. Jude") and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude ("Pacesetter") executed a definitive agreement providing for the merger of Ventritex into Pacesetter. The agreement provided that, in the merger, each outstanding share of Ventritex common stock would be converted into 0.6 of a share of St. Jude common stock. On March 28, 1997, Ventritex and St. Jude executed an amendment to the merger agreement. Under the terms of the amended merger agreement, each outstanding share of Ventritex common stock will be converted into 0.5 of a share of St. Jude common stock. The companies agreed to reduce the exchange ratio to reflect the impact on the

Ventritex business which has resulted from previously disclosed component failures in Cadence V-110 defibrillators. The merger is subject to Ventritex stockholder approval and other customary conditions. The Board of Directors of Ventritex has called a Special Meeting of Stockholders to be held on May 12, 1997, at which the stockholders will be asked to approve the agreement. In connection with the merger, Ventritex has repurchased 290,000 shares of its stock on the open market. Pacesetter also has entered into an agreement with Intermedics which provides, among other things, for the settlement of all outstanding litigation between Ventritex and Intermedics upon completion of the merger and for royalty-free (except as to certain third party patent agreements) cross-license agreements for cardiac stimulation devices covering both Ventritex and Intermedics patents.

        At a Special Meeting of Stockholders of Ventritex on May 12, 1997, the amended merger agreement among Ventritex, Pacesetter and St. Jude was approved by the stockholders.

Product Warranty Matters

        On January 16, 1997, Ventritex announced that the FDA had authorized it to proceed with a notification and reprogramming procedure for its Cadence model V-110 and V-112 defibrillators in response to then recent crystal hermeticity failures in two implanted Cadence model V-110 defibrillators, which resulted in the delivery of inappropriately rapid pacing pulses believed to have been associated with the induction of lethal ventricular tachyarrhythmias. The reprogramming procedure will prevent the delivery of inappropriately rapid pacing pulses, even in the event of a crystal hermeticity failure. The low energy cardioversion, high energy defibrillation and bradycardia pacing capabilities of the devices will be left intact. The procedure takes only a few minutes and does not require surgery. The FDA has worked closely with Ventritex to expedite the reprogramming of the devices, and Ventritex is assisting physicians to the fullest extent possible to notify their patients (approximately 5,600 patients in total) and arrange for prompt reprogramming of the devices. As of April 22, 1997, follow-up has been completed on over 99% of affected patients. In addition, Ventritex has offered Cadet V-115 products as replacements free of charge to physicians whose patients require antitachycardia pacing (estimated to be approximately 500-800 patients). Ventritex has offered to reimburse these patients for medical expenses up to $2,500. Ventritex accrued the estimated costs of these actions in the quarter ended December 31, 1996. Since commencing the reprogramming of the devices, Ventritex has become aware of one other incident in which a device that had not been reprogrammed delivered inappropriately rapid pacing pulses that are believed to have been associated with the induction of a lethal ventricular arrhythmia. Ventritex's current production models (Cadet V-115 and Contour V-145) are not affected. Approximately 425 replacement units were supplied free of charge in the quarter ended March 31, 1997.

RESULTS OF OPERATIONS

        Net sales were $20.7 million for the third quarter of fiscal 1997, an increase of $7.9 million, or 62%, compared to $12.8 million for the corresponding period of fiscal 1996. Sales in the third quarter increased approximately 7% compared to the immediately preceding quarter. For the first nine months of fiscal 1997, sales were $58.6 million, an increase of $20.9 million, or 56%, compared to $37.7 million during the first nine months of the prior fiscal year. The number of defibrillators shipped was approximately 51% higher in the third quarter and 36% higher in the first nine months of fiscal 1997 than in the comparable periods of fiscal 1996. Average unit prices increased approximately 7% in the third fiscal quarter and 14% in the first nine months of the current fiscal year compared to corresponding periods of fiscal 1996. In both periods, average unit sales prices increased due to increased sales of defibrillation lead systems and the impact of a direct sales subsidiary in Germany. Sales invoiced in foreign currencies were approximately 9% and 10%, respectively, for the third quarter and first nine months of fiscal 1997 compared to 8% and 3%, respectively, for the comparable periods of fiscal 1996. The Company currently does not hedge the risk of currency exchange rate fluctuations.

        Gross profit for the third quarter of fiscal 1997 was $9.1 million compared to $3.3 million in the third quarter of fiscal 1996. Gross profit for the first nine months of fiscal 1997 was a profit of $18.7 million compared to a loss of $0.9 million for the corresponding period of fiscal 1996. The increase in gross profit for the third quarter is due to increases in unit shipments and higher average unit prices partially offset by increased spending associated with capacitor manufacturing and inventory provisions in the current year. For the first nine months, the increase is due to decreased inventory provisions, increases in unit shipments and higher average unit sales prices partially offset by additional warranty provisions and increased spending associated with capacitor manufacturing in fiscal 1997. Fiscal 1996 results include provisions of $0.7 million in the third quarter and $14.8 million in the first nine months for potentially excess inventory and cancellation of purchase commitments, compared to provisions of $1.2 million and $2.4 million in the corresponding periods of fiscal 1997.

        Fiscal 1997 cost of sales also includes a warranty provision of $6.0 million related to crystal hermeticity failures in three implanted Cadence model V-110 defibrillators, which resulted in the delivery of inappropriately rapid pacing pulses believed to have been associated with the induction of lethal ventricular tachyarrhythmias. The warranty provision assumes replacement of approximately 15% of the currently implanted Cadence V-110 and V-112 units and includes cost of the devices, limited reimbursement of medical costs for patients and administrative costs of the procedure. The provision does not include amounts for potential litigation which could arise from any of the three incidents of which Ventritex is aware. But in light of insurance coverage, however, these litigation costs are not expected to be material. During the third fiscal quarter, approximately 425 devices were replaced.

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

        The Company typically manufactures to its internal sales forecast, fills orders as received and has no significant backlog of orders for its products. In addition, major components of the Company's defibrillator systems require firm purchase commitments (which may not be cancelable) well in advance of the anticipated delivery of such components. As a result, failure to accurately anticipate future demand may result in substantial excess inventory, significant cancellation costs for purchase commitments, or inability to meet demand for the Company's products and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

        Operating expenses were $16.6 million in the third quarter of fiscal 1997, a 5% decrease over the $17.5 million of such expenditures in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, operating expenses increased 5% to $53.0 million, compared to $50.6 million of operating expenses in the comparable period of fiscal 1996.

        Research and development expenses were $7.1 million and $24.2 million, respectively, for the third quarter and first nine months of fiscal 1997, compared to $7.4 million and $22.5 million for the corresponding periods of fiscal 1996. For the first nine months, increases in the number of people involved in research and development activities, costs incurred associated with manufacturing process development for the Contour defibrillator system and design costs for future products were responsible for the increase in spending. The Company's research and development activities related to various research, product and process development, clinical trial and quality assurance activities. Ventritex plans to continue to invest in research and development and expects such expenses to increase in dollar amount in the future.

        Selling, general and administrative expenses totaled $9.5 million in the third quarter of fiscal 1997, compared to $10.1 million in the third quarter of fiscal 1996, and $28.8 million in the first nine months of fiscal 1997 compared to $28.1 million in the first nine months of fiscal 1996. The decrease in spending for the third quarter reflects decreases in amortization of costs of external equipment to support defibrillators (which are supplied to customers on long-term loan, typically at no charge, in accordance with industry practice) and advertising/sales promotion expenses partially offset by increases in expenses of direct operations in Europe and variable expenses associated with the increase in net sales. For the first nine months, increases in expenses of direct operations in Europe, the number of employees, variable expenses associated with increases in net sales and travel costs were partially offset by decreases in consulting and other expenses. Legal expenses were approximately the same in both third fiscal quarters and decreased moderately in the first nine-months period. See Note 6 of the Consolidated Condensed Financial Statements.

        Interest income was $0.6 million for the third quarter and $2.0 million for the first nine months of fiscal 1997 compared to $0.6 million for the third quarter and $2.4 million for the first nine months of fiscal 1996, reflecting changes in invested cash balances and interest rates. Interest expense in fiscal 1997 of $0.8 million in the third quarter and $2.0 million in the first nine months resulted from the issuance of $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001. Amortization of issuance costs for the notes and the impact of changes in foreign currency exchange rates resulted in other expense in fiscal 1997.

        The Company has established a valuation allowance for deferred tax assets resulting from operating losses incurred in fiscal 1997 and 1996; accordingly, no tax benefits have been recorded.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments totaled $34.1 million at March 31, 1997 compared to $22.6 million at June 30, 1996. The $55.4 million net proceeds of the sale of $57.5 million aggregate principal amount of 5-3/4% convertible subordinated notes due August 15, 2001 and proceeds from exercise of stock options and an employee stock purchase plan were partially offset by cash used in operations of $36.3 million, repurchase of 290,000 shares of common stock on the open market for $6.7 million, and investments in capital equipment of $6.3 million in the nine months ended March 31, 1997. Cash used in operations is primarily attributable to the net loss of $34.7 million. See Results of Operations.

        The Company's liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's existing and future products gain market acceptance, the duration and magnitude of operating losses, FDA regulatory actions, changes in health care reimbursement policies and intellectual property litigation to which the Company is or may become a party. If the merger is not consummated, the Company believes that its existing cash, cash equivalents and short-term investment balances, combined with cash forecasted to be generated from operations, will be sufficient to meet its capital requirements at least for the next six months. Should results of operations fall significantly short of forecasted levels, the Company could consider either seeking additional capital or restructuring its operations. In addition, the Company may use other means of financing, including the issuance of equity securities or debt, if necessary or financially advantageous. The foregoing statements regarding the sufficiency of the Company's capital resources to meet its liquidity needs are forward-looking and involve risks and uncertainties, such as those noted above, which could cause actual results of the Company and the period of time for which such capital resources are sufficient to differ materially.

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

        In addition, the Company's stock price may be affected by matters which relate to the Company's pending merger into Pacesetter, including changes in the market price of St. Jude's common stock, Ventritex stockholder approval and other customary conditions.

        Substantially all of the shares of Common Stock held by current stockholders of the Company are eligible for immediate sale in the public market, subject in some cases to the public information, manner of sale, volume limitation and notice of sale provisions of federal securities laws. Future sales of such shares could lead to a decline in the market price of the Common Stock.

        The Company's liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's existing and future products gain market acceptance, the duration and magnitude of operating losses, FDA regulatory actions, changes in health care reimbursement policies and intellectual property litigation to which the Company is or may become a party. If the merger is not consummated, the Company believes that its existing cash, cash equivalents and short-term investment balances, combined with cash forecasted to be generated from operations, will be sufficient to meet its capital requirements at least for the next six months. Should results of operations fall significantly short of forecasted levels, the Company could consider either seeking additional capital or restructuring its operations. In addition, the Company may use other means of financing, including the issuance of equity securities or debt, if necessary or financially advantageous. The foregoing statements regarding the sufficiency of the Company's capital resources to meet its liquidity needs are forward-looking and involve risks and uncertainties, such as those noted above, which could cause actual results of the Company and the period of time for which such capital resources are sufficient to differ materially.

                                 VENTRITEX, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        See Note 6 to the Consolidated Financial Statements set forth under Item 1 of Part I.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      a)      Exhibits

                                                                                Sequentially
  Exhibit                                                                        Numbered
   Number                               Description                                Page
   ------                               -----------                                ----

      27.1    Financial Data Schedule

      b)      Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is due.

              A Form 8-K was filed on April 3, 1997 in connection with the Company's Agreement and Plan of Merger with St. Jude Medical,
              Inc. and Pacesetter, Inc., a wholly-owned subsidiary of St.
              Jude Medical, Inc.

                                 VENTRITEX, INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1997                  VENTRITEX, INC.





                                    /s/ Frank M. Fischer
                                    -------------------------------------------
                                    Frank M. Fischer
                                    President, Chief Executive Officer,
                                    Chief Financial Officer and Director
                                    (Principal Executive and Financial Officer)



                                    /s/ David R. Bunker
                                    -------------------------------------------
                                    David R. Bunker
                                    Controller
                                    (Chief Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit
      No.                          Description
    -------                        -----------

      27.1                      Financial Data Schedule